Form 10-Q
period 1996-03-31
VULCAN INTERNATIONAL CORP
filed 1996-05-14
CIK 848446

                                        UNITED STATES
                             SECURITIES AND EXCHANGE COMMISSION
                                  Washington, D.C.   20549

                                           FORM 10-Q


                (Mark One)

                [ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                         OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended March 31, 1996

                                                OR

                [   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                         OF THE SECURITIES EXCHANGE ACT OF 1934
                For the transition period from            to

                Commission file number   1-10219


                                VULCAN INTERNATIONAL CORPORATION
                    (Exact name of registrant as specified in its charter)

                   DELAWARE                             31-0810265
       (State or other jurisdiction of      (IRS Employer Identification No.)
        incorporation or organization)

          300 Delaware Avenue, Suite 1704, Wilmington, Delaware    19801
          (Address of principal executive offices)              (Zip Code)

                                     (302) 427-5804
                 (Registrant's telephone number, including area code)

                                            N/A
                  (Former name, former address and former fiscal year,
                   if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                      Yes   X     No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Outstanding shares of no par value common stock at March 31, 1996:

                                     1,203,213 shares

                            VULCAN INTERNATIONAL CORPORATION

                                          INDEX


Part I.  FINANCIAL INFORMATION                                         PAGE

        Item 1.  FINANCIAL STATEMENTS

                    Condensed Consolidated Balance Sheets                1

                    Condensed Consolidated Statements of Income          2

                    Condensed Consolidated Statements of Cash Flows      3

                    Schedule Supporting Net Income Per Common
                    Share and Dividends Per Common Share                 4

                    Notes to Condensed Consolidated Financial
                    Statements                                          5-6

                    Independent Accountants' Report                      7


        Item 2.     Management's Discussion and Analysis of
                    Financial Condition and Results of Operations       8-9


Part II.  OTHER INFORMATION

        Item 1.     Legal Proceedings                                   10

        Item 6.     Exhibits and Reports on Form 8-K                    11

                            PART I - FINANCIAL INFORMATION

Item 1.         Financial Statements.

                           VULCAN INTERNATIONAL CORPORATION

                         CONDENSED CONSOLIDATED BALANCE SHEETS

                                                  MARCH 31,    DECEMBER 31,
                                                    1996           1995
                                                  UNAUDITED
         -ASSETS-
CURRENT ASSETS:
  Cash                                          $   226,124     1,136,553
  Marketable securities (At fair market
   value-March 31, 1996, and December 31,
   1995, cost $3,756,586)                        20,249,129    18,423,949
  Accounts receivable                             2,738,789     2,767,804
  Inventories                                     1,213,879     1,071,952
  Prepaid expense                                    15,122        35,053
  Refundable federal income tax                     211,367       189,651
                                                 ----------    ----------
        TOTAL CURRENT ASSETS                     24,654,410    23,624,962
                                                 ----------    ----------

PROPERTY, PLANT AND EQUIPMENT-at cost            19,200,726    19,553,473
  Less-Accumulated depreciation and depletion    16,411,664    16,702,292
                                                 ----------    ----------
        NET PROPERTY, PLANT AND EQUIPMENT         2,789,062     2,851,181
                                                 ----------    ----------

INVESTMENT IN JOINT VENTURE                         432,791       671,700
                                                 ----------    ----------
MARKETABLE SECURITIES (At fair market value-
  March 31, 1996, and December 31, 1995, cost
  $2,623,283)                                    20,267,018    21,255,653
                                                 ----------    ----------

DEFERRED CHARGES AND OTHER ASSETS                 2,702,770     2,673,332
                                                 ----------    ----------
                TOTAL ASSETS                   $ 50,846,051    51,076,828
                                                 ==========    ==========

   -LIABILITIES AND SHAREHOLDERS' EQUITY-
CURRENT LIABILITIES:
  Notes payable-bank                           $  2,100,000     2,175,000
  Deferred income tax                             5,418,429     4,786,941
  Other                                             881,448     1,446,668
                                                 ----------    ----------
        TOTAL CURRENT LIABILITIES                 8,399,877     8,408,609
                                                 ----------    ----------

DEFERRED INCOME TAX                               6,117,200     6,503,731
                                                 ----------    ----------

OTHER LIABILITIES                                         -        23,609
                                                 ----------    ----------

COMMITMENTS AND CONTINGENCIES                             -             -
MINORITY INTEREST IN PARTNERSHIP                     36,655        35,391
                                                 ----------    ----------

SHAREHOLDERS' EQUITY:
  Capital stock                                     315,999       315,999
  Additional paid-in capital                      4,333,543     4,283,961
  Retained earnings                              22,681,303    22,796,484
  Net unrealized holding gain                    22,529,968    21,977,823
                                                 ----------    ----------
                                                 49,860,813    49,374,267
    Less-Common stock in treasury-at cost        13,568,494    13,268,779
                                                 ----------    ----------
        TOTAL SHAREHOLDERS' EQUITY               36,292,319    36,105,488
                                                 ----------    ----------
                TOTAL LIABILITIES
                  AND SHAREHOLDERS' EQUITY     $ 50,846,051    51,076,828
                                                 ==========    ==========

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                           PART I - FINANCIAL INFORMATION
                                       (Continued)

Item 1.         Financial Statements.

                            VULCAN INTERNATIONAL CORPORATION

                      CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                               For the three months ended
                                        UNAUDITED

                                                      MARCH 31,   MARCH 31,
                                                        1996        1995
REVENUES:
  Net sales                                         $ 3,956,997   3,945,294
  Dividends                                             373,875     371,325
                                                      ---------   ---------
        TOTAL REVENUES                                4,330,872   4,316,619
                                                      ---------   ---------

COST AND EXPENSES:
  Cost of sales                                       4,043,426   4,271,281
  General and administrative                            466,073     558,824
  Interest expense                                       36,039      15,916
                                                      ---------   ---------
        TOTAL COST AND EXPENSES                       4,545,538   4,846,021
                                                      ---------   ---------

EQUITY IN JOINT VENTURE INCOME AND
 MINORITY INTEREST                                      109,828     189,025
                                                      ---------   ---------
        LOSS BEFORE GAIN ON SALE OF ASSETS             (104,838)   (340,377)

NET GAIN ON SALE OF SECURITIES                                -       8,772

NET GAIN ON SALE OF PROPERTY AND EQUIPMENT              171,349     435,538
                                                      ---------   ---------

        INCOME - BEFORE INCOME TAXES                     66,511     103,933

INCOME TAX PROVISION (BENEFIT)                          (61,184)     18,289
                                                      ---------   ---------

                NET INCOME                          $   127,695      85,644
                                                      =========   =========

NET INCOME PER COMMON SHARE                         $       .10         .07
                                                      =========   =========

DIVIDENDS PER COMMON SHARE                          $       .20         .20
                                                      =========   =========

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                             PART I - FINANCIAL INFORMATION
                                       (Continued)
Item 1.         Financial Statements.

                            VULCAN INTERNATIONAL CORPORATION

                     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                               For the three months ended
                                        UNAUDITED
                                                       MARCH 31,    MARCH 31,
                                                         1996         1995
CASH FLOWS FROM OPERATING ACTIVITIES:
  Cash received from customers                     $  3,987,619    4,349,051
  Cash paid to suppliers and employees               (5,052,924)  (4,980,283)
  Dividends received                                    373,875      371,325
  Interest paid                                         (38,201)     (22,902)
                                                      ---------    ---------
        NET CASH FLOWS FROM OPERATING ACTIVITIES       (729,631)    (282,809)
                                                      ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of marketable securities                 -       25,000
  Proceeds from sale of property, and equipment         268,820      515,848
  Purchase of property and equipment                   (184,521)     (32,105)
  Distribution from joint venture                       350,000      550,000
  Collections on note receivable                         17,412       12,175
                                                      ---------    ---------
        NET CASH FLOWS FROM INVESTING ACTIVITIES        451,711    1,070,918
                                                      ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net payments under credit agreements                  (75,000)  (1,135,000)
  Purchase of common shares                            (314,633)           -
  Cash dividends paid                                  (242,876)    (257,956)
                                                      ---------    ---------
        NET CASH FLOWS FROM FINANCING ACTIVITIES       (632,509)  (1,392,956)
                                                      ---------    ---------

        DECREASE IN CASH AND CASH EQUIVALENTS          (910,429)    (604,847)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD      1,136,553    1,126,952
                                                      ---------    ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD          $   226,124      522,105
                                                      =========    =========

RECONCILIATION OF NET INCOME TO
  NET CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                       $   127,695       85,644
   Adjustments-
     Depreciation and amortization                      150,497      169,730
     Deferred income taxes                              (39,468)     (14,753)
     Equity in joint venture income and minority
       interest                                        (109,828)    (189,025)
     Net gain on sale of property and marketable
       securities                                      (171,349)    (444,310)
     Compensation paid with treasury shares              64,500       52,125
     Decrease in accounts receivable                     30,622      403,757
     Increase in inventories                           (141,927)    (278,186)
     Increase (decrease) in accounts payable,
        accrued expenses and other assets              (640,373)     (67,791)
                                                      ---------    ---------

        NET CASH FLOWS FROM OPERATING ACTIVITIES    $  (729,631)    (282,809)
                                                      =========    =========

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                             PART I - FINANCIAL INFORMATION
                                       (Continued)

Item 1.         Financial Statements.

                            VULCAN INTERNATIONAL CORPORATION

                  SCHEDULE SUPPORTING NET INCOME PER COMMON SHARE AND
                               DIVIDENDS PER COMMON SHARE

                               For the three months ended
                                        UNAUDITED

                                                                 Exhibit "1"

                                                MARCH 31,        MARCH 31,
                                                  1996             1995

a)      Net income                            $   127,695           85,644
b)      Dividends on preferred shares                 992              992
                                                ---------        ---------
c)      Net income attributable to
          common shares                       $   126,703           84,652
                                                =========        =========

d)      Cash dividends on common shares       $   241,884          256,964
                                                =========        =========

Weighted Average Shares:
e)      Common shares issued                    1,999,512        1,999,512
f)      Common treasury shares                    789,887          715,727
                                                ---------        ---------

g)      Common shares outstanding               1,209,625        1,283,785
                                                =========        =========

h)      Income per common share (c/g)         $       .10              .07
                                                =========        =========

i)      Dividends per common share            $       .20              .20
                                                =========        =========





The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                           PART I - FINANCIAL INFORMATION
                                     (Continued)

Item 1.         Financial Statements.

                          VULCAN INTERNATIONAL CORPORATION

                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                 For the three months ended March 31, 1996 and 1995



The Registrant has been advised that it is a potentially responsible party, together with 18 other parties, with regard to the Resolve, Inc. Superfund Site, located in North Dartmouth, Massachusetts, with potential joint and several liability of $5.7 million. The Resolve site was a waste chemical reclamation facility. The environmental problem at the site involves soil contamination including, particularly, PCB contaminants. It is the understanding of Registrant that clean-up at the site involves treatment of contaminated soil and ground water. The Registrant is contesting all liability. There may be other potential clean-up liability at other sites of which the registrant has no specific knowledge.

The Registrant's partner, Brunswick Bowling and Billiard Corporation (Brunswick), in its Joint Venture has made assertions against the Registrant in connection with bowling pins bases (bases) manufactured by the Registrant and supplied to the Joint Venture. Brunswick asserts that defective bases were supplied to the Joint Venture and that they should be reimbursed by the Registrant for their costs to replace the affected bases as well as other losses arising from such base defects. The Registrant denies any liability related to the replaced bases and it is the Registrant's position that, if the materials were defective, the claims should be made against the supplier of the raw materials used to produce the bases. The Registrant intends to vigorously contest any claims in connection with this matter.

The accompanying condensed consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary to reflect a fair presentation of financial position, results of operations and cash flows for the interim periods.

There were no securities of the Registrant sold by the Registrant during the three months ended March 31, 1996, that were not registered under the Securities Act of 1933, in reliance upon an exemption from registration provided by Section 4(2) of the Act.

USE OF ESTIMATES
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

INVENTORIES
                                               MARCH 31,     DECEMBER 31,
                                                 1996            1995
                                               UNAUDITED
        Inventories consisted of:
          Finished goods                      $  606,982        498,630
          Work in process                        279,392        213,496
          Raw materials                          313,543        345,864
          Supplies                                13,962         13,962
                                               ---------      ---------

                Total inventories             $1,213,879      1,071,952
                                               =========      =========

                           PART I - FINANCIAL INFORMATION
                                     (Continued)

Item 1.         Financial Statements.

                          VULCAN INTERNATIONAL CORPORATION

                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                 For the three months ended March 31, 1996 and 1995
                                     (Continued)


REVIEW BY INDEPENDENT ACCOUNTANTS
The condensed consolidated financial statements at March 31, 1996, and for the three-month period then ended have been reviewed, prior to filing, by the Registrant's independent accountants, J.D. Cloud & Co. P.L.L., whose report covering their review of the financial statements is included in this report.

                           INDEPENDENT ACCOUNTANTS' REPORT


To the Board of Directors
Vulcan International Corporation
Wilmington, Delaware

We have reviewed the accompanying condensed consolidated balance sheet of Vulcan International Corporation and subsidiaries as of March 31, 1996, and the related condensed consolidated statements of income and cash flows for the three-month periods ended March 31, 1996 and 1995. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying condensed consolidated financial statements for them to be in conformity with generally accepted accounting principles.

We have audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Vulcan International Corporation and subsidiaries as of December 31, 1995, and the related consolidated statements of income, shareholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated February 10, 1996, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1995, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.



                                                J.D. CLOUD & CO. P.L.L.
                                                Certified Public Accountants

Cincinnati, Ohio
April 29, 1996

                            PART I - FINANCIAL INFORMATION
                                     (Continued)


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


Net sales revenue for the three-month period ended March 31, 1996, increased $11,703 or 0.3% over the corresponding period in 1995. Cost of sales decreased $227,855 or 5.3% during the three-month period due principally to decreased inventory costs for both shoe products and rubber products. The increase in inventories at March 31, 1996, as compared to December 31, 1995, is due primarily to increases in bowling pin inventories.

General and administrative expenses decreased $92,751 or 16.6% in the three-month period ended March 31, 1996, as compared to the corresponding quarter in 1995 due principally to cost savings in connection with a reduction in the Company's sales force.

Interest expense for the three-month period ended March 31, 1996, increased $20,123 due to increased borrowings.

There were no realized gains on marketable securities for the three months ended March 31, 1996, as compared to $8,772 for the same period in 1995.

Gains on the sale of property and equipment were $171,349 for the three-month period ended March 31, 1996, as compared to $435,538 for the corresponding quarter in 1995. The 1996 gain was substantially the result of the sale of timber. The 1995 gain was substantially the result of the sale of land and a building in Blanchester, Ohio, and the sale of timber.

The Company has a 50% interest in a joint venture, Vulcan Brunswick Bowling Pin Company (VBBPC) which manufactures bowling pins in Antigo, Wisconsin for Brunswick and the Company. The Company received a cash distribution of $350,000 from VBBPC in the first quarter of 1996.

Summarized income statement information for VBBPC consists of the following:
                                               Three Months ended March 31,
                                                    1996            1995
        Net sales                               $3,965,173       3,671,827
        Costs and expenses                       3,742,991       3,292,679
                                                 ---------       ---------
        Net income                                 222,182         379,148
                                                 =========       =========

        Company's 50% equity in net income      $  111,091         189,574
                                                 =========       =========

In January 1996, the Company announced plans to permanently lay off approximately 65% of its Rubber Division work force in Clarksville, Tennessee. The Company, in accordance with its previously announced work force reduction, began laying off personnel in late March, 1996. The Company will no longer produce heels and soles, except for military orders. The Company will continue to produce other rubber and foam products at the Clarksville facility. All assets to be disposed of in connection with the changes in production have not been identified. The Company does not expect to incur significant costs resulting from this reduction in its product line and work force.

                           PART I - FINANCIAL INFORMATION
                                      (Continued)


LIQUIDITY AND CAPITAL RESOURCES

The Company's cash requirements during the first quarter of 1996 were funded in part through earnings and noncash charges such as depreciation and amortization and from the sale of timber and fixed assets. The cash from these transactions was used to reduce the Company's short-term debt and repurchase treasury shares. The Company expects to continue, when necessary, to use short-term borrowings to meet cash requirements not fully provided by earnings, depreciation and amortization. In the first quarter of 1996, 14,659 shares of treasury stock were acquired for $314,633. There were approximately $650,000 of commitments for capital expenditures as of March 31, 1996.

                        PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

The Registrant has been advised that it is a potentially responsible party, together with 18 other parties, with regard to the Resolve, Inc. Superfund Site, located in North Dartmouth, Massachusetts, with potential joint and several liability of $5.7 million. The Resolve site was a waste chemical reclamation facility. The environmental problem at the site involves soil contamination including, particularly, PCB contaminants. It is the understanding of Registrant that clean-up at the site involves treatment of contaminated soil and ground water. The Registrant is contesting all liability. There may be other potential clean-up liability at other sites of which the Registrant has no specific knowledge.

The Registrant's partner, Brunswick Bowling and Billiards Corporation (Brunswick), in its Joint Venture has made assertions against the Registrant in connection with bowling pin bases (bases) manufactured by the Registrant and supplied to the Joint Venture. Brunswick asserts that defective bases were supplied to the Joint Venture and that they should be reimbursed by the Registrant for their costs to replace the affected bases as well as other losses arising from such base defects. The Registrant denies any liability related to the replaced bases and it is the Registrant's position that, if the materials were defective, the claims should be made against the supplier of the raw materials used to produce the bases. The Registrant intends to vigorously contest any claims in connection with this matter.

The Registrant and its subsidiaries are party to other litigation matters and claims which are normal in the course of operations. While the results of litigation and claims cannot be predicted with certainty, based on advice of counsel, the Registrant believes that the final outcome of such matters will not have a materially adverse effect on its consolidated financial condition.

                             PART II - OTHER INFORMATION
                                       (Continued)




Item 6.     Exhibits and Reports on Form 8-K.

     a.     Exhibits

            Exhibit     SB 601                                       Page
              No.      Ref. No.       Description                     No.
              27      601(b)(27)     Financial Data Schedule for
                                     the Three Months Ended
                                     March 31, 1996                   12

     b. The Company was not required to file Form 8-K for the quarter ended March 31, 1996.


                                    SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     VULCAN INTERNATIONAL CORPORATION


                                  By:   Benjamin Gettler
    Date   May 3, 1996                  Benjamin Gettler
                                        Chairman of the Board, President
                                          and Chief Executive Officer

                                  By:   Vernon E. Bachman
    Date   May 3, 1996                  Vernon E. Bachman
                                        Vice President, Secretary-Treasurer
                                          and Principal Accounting Officer