Form 10-Q
period 1996-06-30
VULCAN INTERNATIONAL CORP
filed 1996-08-14
CIK 848446

UNITED STATES
                               SECURITIES AND EXCHANGE COMMISSION
                                    Washington, D.C.   20549

                                            FORM 10-Q


               (Mark One)

               [ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                           OF THE SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended June 30, 1996

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

Outstanding shares of no par value common stock at June 30, 1996:

                                        1,190,844 shares

                                VULCAN INTERNATIONAL CORPORATION

                                              INDEX



                                                                         PAGE
Part I FINANCIAL INFORMATION

       Item 1.  Financial Statements

                Condensed Consolidated Balance Sheets                      1

                Condensed Consolidated Statements of Income                2

                Condensed Consolidated Statements of Cash Flows            3

                Schedule Supporting Net Income Per Common Share
                 and Dividends Per Common Share                            4

                Notes to Condensed Consolidated Financial
                 Statements                                               5-6

                Independent Accountant's Report                            7

       Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                     8-9


Part II - OTHER INFORMATION

       Item 1.  Legal Proceedings                                         10

       Item 6.  Exhibits and Reports on Form 8-K                          10

                                 PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements.

                                VULCAN INTERNATIONAL CORPORATION
                              CONDENSED CONSOLIDATED BALANCE SHEETS
                                                 JUNE 30,         DECEMBER 31,
                                                   1996               1995
                                                UNAUDITED
         -ASSETS-

CURRENT ASSETS:
  Cash                                       $    477,330           1,136,553
  Marketable securities (At fair market
    value-June 30, 1996, and December 31,
    1995, cost $3,756,586)                     20,760,036          18,423,949
  Accounts receivable                           2,520,798           2,767,804
  Inventories                                   1,137,931           1,071,952
  Prepaid expense                                  47,351              35,053
  Refundable federal income tax                         -             189,651
                                               ----------          ----------
       TOTAL CURRENT ASSETS                    24,943,446          23,624,962
                                               ----------          ----------

PROPERTY, PLANT AND EQUIPMENT-at cost          19,766,989          19,553,473
  Less-Accumulated depreciation and
        depletion                              16,509,550          16,702,292
                                               ----------          ----------
       NET PROPERTY, PLANT AND EQUIPMENT        3,257,439           2,851,181
                                               ----------          ----------

INVESTMENT IN JOINT VENTURE                       642,096             671,700
                                               ----------          ----------
MARKETABLE SECURITIES (At fair market value-
  June 30, 1996, and December 31, 1995,
  cost $2,623,283)                             19,607,928          21,255,653
                                               ----------          ----------
DEFERRED CHARGES AND OTHER ASSETS               2,726,330           2,673,332
                                               ----------          ----------
            TOTAL ASSETS                     $ 51,177,239          51,076,828
                                               ==========          ==========

       -LIABILITIES AND SHAREHOLDERS' EQUITY-

CURRENT LIABILITIES:
  Notes payable-bank                         $  2,100,000           2,175,000
  Deferred income tax                           5,612,903           4,786,941
  Other                                         1,148,477           1,446,668
                                               ----------          ----------
       TOTAL CURRENT LIABILITIES                8,861,380           8,408,609
                                               ----------          ----------
DEFERRED INCOME TAX                             5,944,170           6,503,731
                                               ----------          ----------
OTHER LIABILITIES                                       -              23,609
                                               ----------          ----------
COMMITMENTS AND CONTINGENCIES                           -                   -
MINORITY INTEREST IN PARTNERSHIP                   37,888              35,391
                                               ----------          ----------
SHAREHOLDERS' EQUITY:
  Capital stock                                   315,999             315,999
  Additional paid-in capital                    4,333,543           4,283,961
  Retained earnings                            23,119,922          22,796,484
  Net unrealized holding gain                  22,432,185          21,977,823
                                               ----------          ----------
                                               50,201,649          49,374,267
    Less-Common stock in treasury-at cost      13,867,848          13,268,779
                                               ----------          ----------
       TOTAL SHAREHOLDERS' EQUITY              36,333,801          36,105,488
                                               ----------          ----------
               TOTAL LIABILITIES
                 AND SHAREHOLDERS' EQUITY    $ 51,177,239          51,076,828
                                               ==========          ==========

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                                         PART I - FINANCIAL INFORMATION
                                                   (Continued)
Item 1.    Financial Statements.

                                      VULCAN INTERNATIONAL CORPORATION
                                 CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                                  UNAUDITED

                    For the six months ended      For the three months ended
                        June 30,     June 30,        June 30,       June 30,
                          1996         1995            1996           1995
REVENUES:
  Net sales         $ 7,657,329     8,216,361      3,700,332        4,271,067
  Dividends             754,478       747,503        380,603          376,178
                      ---------     ---------      ---------        ---------
   TOTAL REVENUES     8,411,807     8,963,864      4,080,935        4,647,245
                      ---------     ---------      ---------        ---------
COST AND EXPENSES:
  Cost of sales       7,114,088     8,871,072      3,070,662        4,599,791
  General and
   administrative     1,037,963     1,076,341        571,890          517,517
  Interest expense       72,451        36,043         36,412           20,127
                      ---------     ---------      ---------        ---------
      TOTAL COST AND
       EXPENSES       8,224,502     9,983,456      3,678,964        5,137,435
                      ---------     ---------      ---------        ---------

EQUITY IN JOINT
 VENTURE INCOME
 AND MINORITY
 INTEREST               317,899       549,481        208,071          360,456
                      ---------     ---------      ---------        ---------
INCOME (LOSS) BEFORE
 GAIN ON SALE OF
 ASSETS                 505,204      (470,111)       610,042         (129,734)

NET GAIN ON SALE OF
 MARKETABLE
 SECURITIES                   -        83,405              -           74,633

NET GAIN ON SALE OF
 PROPERTY AND
 EQUIPMENT              459,090       494,696        287,741           59,158
                      ---------     ---------      ---------        ---------
      INCOME BEFORE
       INCOME TAXES     964,294       107,990        897,783            4,057

INCOME TAX PROVISION
 (BENEFIT)              157,992        13,889        219,176           (4,400)
                      ---------     ---------      ---------        ---------
      NET INCOME    $   806,302        94,101        678,607            8,457
                      =========     =========      =========        =========
NET INCOME PER
 COMMON SHARE       $       .67           .07            .57              .00
                      =========     =========      =========        =========
Dividends Per
 Common Share       $       .40           .40            .20              .20
                      =========     =========      =========        =========

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                                         PART I - FINANCIAL INFORMATION
                                                   (Continued)
Item 1.  Financial Statements.

                                    VULCAN INTERNATIONAL CORPORATION
                             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        For the six months ended
                                                UNAUDITED
                                                JUNE 30,          JUNE 30,
                                                  1996              1995
CASH FLOWS FROM OPERATING ACTIVITIES:
  Cash received from customers               $ 7,907,585          8,354,236
  Cash paid to suppliers and employees        (8,408,895)        (9,576,658)
  Dividends received                             754,478            747,503
  Interest paid                                  (74,697)           (36,582)
  Income tax refunds                             194,199                  -
                                              ----------         ----------
      NET CASH FLOWS FROM OPERATING\
       ACTIVITIES                                372,670           (511,501)
                                              ----------         ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of marketable
   securities                                          -            124,293
  Proceeds from sale of property and
   equipment                                     568,717            576,823
  Purchase of property and equipment            (813,971)          (187,821)
  Collections on notes receivable                 35,212             24,611
  Purchase of investments                              -            (64,179)
  Distribution from joint venture                350,000            850,000
                                              ----------         ----------
      NET CASH FLOWS FROM INVESTING
       ACTIVITIES                                139,958          1,323,727
                                              ----------         ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net payments under credit agreements           (75,000)          (138,750)
  Purchase of treasury shares                   (613,987)        (1,059,852)
  Cash dividends paid                           (482,864)          (505,895)
                                              ----------         ----------
      NET CASH FLOWS FROM FINANCING
       ACTIVITIES                             (1,171,851)        (1,704,497)
                                              ----------         ----------
      DECREASE IN CASH AND CASH EQUIVALENTS     (659,223)          (892,271)

CASH AND CASH EQUIVALENTS AT BEGINNING OF
 PERIOD                                        1,136,553          1,126,952
                                              ----------         ----------
CASH AND CASH EQUIVALENTS AT END OF
 PERIOD                                      $   477,330            234,681
                                              ==========         ==========
RECONCILIATION OF NET INCOME TO
  NET CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                $   806,302             94,101
   Adjustments-
     Depreciation and amortization               300,732            334,523
     Deferred income taxes                        32,359            (31,443)
     Equity in joint venture income and
       minority interest                        (317,899)          (549,481)
     Net gain on sale of property and
       marketable securities                    (459,090)          (578,101)
     Compensation paid with treasury shares       64,500             52,125
     Decrease in accounts receivable             250,256            137,875
     Increase in inventories                     (65,979)           (95,696)
     Increase (decrease) in accounts payable,
       accrued expenses and other assets        (238,511)           124,596
                                              ----------         ----------
      NET CASH FLOWS FROM OPERATING
        ACTIVITIES                           $   372,670           (511,501)
                                              ==========         ==========


The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                                         PART I - FINANCIAL INFORMATION
                                                   (Continued)
Item 1.  Financial Statements.

                                        VULCAN INTERNATIONAL CORPORATION
                                SCHEDULE SUPPORTING NET INCOME PER COMMON SHARE
                                         AND DIVIDENDS PER COMMON SHARE
                                                    UNAUDITED


                                                                     EXHIBIT 1

                       For the six months ended   For the three months ended
                       June 30,       June 30,     June 30,        June 30,
                         1996           1995         1996            1995

a)   Net income      $   806,302         94,101     678,607         8,457
b)   Dividends on
      preferred
      shares               1,977          1,977         985           985
                       ---------      ---------   ---------     ---------
c)   Net income
      attributable
      to common
      shares         $   804,325         92,124     677,622         7,472
                       =========      =========   =========     =========
d)   Cash
      dividends
      on common
      shares         $   480,887        503,918     239,003       246,954
                       =========      =========   =========     =========
Weighted Average
 Shares:
e)   Common shares
      issued           1,999,512      1,999,512   1,999,512     1,999,512
f)   Common
      treasury
      shares             797,153        735,769     804,420       755,591
                       ---------      ---------   ---------     ---------
g)   Common shares
      outstanding      1,202,359      1,263,743   1,195,092     1,243,921
                       =========      =========   =========     =========
h)   Income per
      common share
      (c/g)        $       .67            .07         .57           .00

i)   Dividends
      per common
      share          $       .40            .40         .20           .20



The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                                         PART I - FINANCIAL INFORMATION
                                                   (Continued)
Item 1.  Financial Statements.
                                VULCAN INTERNATIONAL CORPORATION
                      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                         For the six months ended June 30, 1996 and 1995



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

The Registrant's partner, Brunswick Bowling and Billiard Corporation (Brunswick),in its Joint Venture has made assertions against the Registrant in connection with bowling pins bases (bases) manufactured by the Registrant and supplied to the Joint Venture. Brunswick asserts that defective bases were supplied to the Joint Venture and that they should be reimbursed by the Registrant for their costs to replace the affected bases as well as other losses arising from such base defects. The Registrant denies any liability related to the replaced bases and it is the Registrant's position that, if the materials were defective, the claims should be made against the supplier of the raw materials used to produce the bases. The Registrant intends to vigorously contest any claims in connection with this matter.

The accompanying condensed consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary to reflect a fair presentation of financial position, results of operations and cash flows for the interim periods.

There were no securities of the Registrant sold by the Registrant during the six months ended June 30, 1996, that were not registered under the Securities Act of 1933, in reliance upon an exemption from registration provided by
Section 4(2) of the Act.

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

                                     PART I - FINANCIAL INFORMATION
                                               (Continued)
Item 1.  Financial Statements.
                                  VULCAN INTERNATIONAL CORPORATION
                        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           For the six months ended June 30, 1996 and 1995
                                             (Continued)


INVENTORIES

                                                June 30,        December 31,
                                                  1996             1995
                                               UNAUDITED
     Inventories consisted of:
      Finished goods                         $   749,206           498,630
      Work in process                            127,404           213,496
      Raw materials                              261,321           359,826
                                               ---------         ---------
           Total inventories                 $ 1,137,931         1,071,952
                                               =========         =========


REVIEW BY INDEPENDENT ACCOUNTANTS

The condensed consolidated financial statements at June 30, 1996, and for the six-month and the three-month periods then ended have been reviewed, prior to filing, by the Registrant's independent accountants, J.D. Cloud & Co. P.L.L., whose report covering their review of the financial statements is included in this report.

                                     INDEPENDENT ACCOUNTANT'S REPORT


To the Board of Directors
Vulcan International Corporation
Wilmington, Delaware


We have reviewed the accompanying condensed consolidated balance sheet of Vulcan International Corporation and subsidiaries as of June 30, 1996, and the related condensed consolidated statements of income and cash flows for the six-month and three-month periods ended June 30, 1996 and 1995. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Vulcan International Corporation and subsidiaries as of December 31, 1995, and the related consolidated statements of income, shareholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated February 10, 1996, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1995, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.



                                              Certified Public Accountants

Cincinnati, Ohio
August 8, 1996

                                     PART I - FINANCIAL INFORMATION
                                               (Continued)


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


Net sales revenue for the six-month period ended June 30, 1996, decreased $559,032 or 6.8% over the corresponding period in 1995 due principally to a lower sales volume in the shoe products division. Cost of sales decreased $1,756,984 or 19.8% during the six-month period due principally to decreased costs in the shoe products division. Net sales revenue for the second quarter of 1996 decreased $570,735 or 13.4 and cost of sales decreased $1,529,129 or 33.2% compared to the corresponding quarter in 1995 due principally to lower sales in the shoe products division and decreased costs in the shoe products division as mentioned above.

General and administrative expenses decreased $38,378 or 3.6% in the six-month period ended June 30, 1996, as compared to the corresponding six-month period in 1995 due principally to cost savings in connection with a reduction in the Company's sales force. General and administrative expenses for the second quarter of 1996 increased $54,373 or 10.5% compared to the corresponding quarter in 1995 due to costs in connection with reducing the workforce in the Rubber Division.

Interest expense for the six-month period ended June 30, 1996, increased $36,408 due to increased borrowings. Interest expense for the second quarter of 1996 increased $16,285 compared to the corresponding quarter in 1995.

There were no realized gains on marketable securities for the six months ended June 30, 1996, as compared to $83,405 in the same period in 1995. Realized gains on marketable securities for the quarter ended June 30, 1995 amounted to $74,633.

Gains on the sale of property and equipment were $459,090 for the six-month period ended June 30, 1996, as compared to $494,696 for the corresponding period in 1995. The 1996 gains are primarily due to timber sales and sales of equipment in the Shoe Products Division. The 1995 gain was substantially the result of the sale of the land and buildings in Blanchester, Ohio, and timber. Gains on the sale of property and equipment were $287,741 in the second quarter of 1996 as compared to $59,158 in the second quarter of 1995, due primarily to timber sales and sales of equipment in the shoe Products Division.

The Company has a 50% interest in a joint venture, Vulcan Brunswick Bowling Pin Company (VBBPC) which manufactures bowling pins in Antigo, Wisconsin, for Brunswick and the Company. The Company received a cash distribution of $350,000 from VBBPC during the first quarter of 1996.

                                     PART I - FINANCIAL INFORMATION
                                               (Continued)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
                                               (Continued)

Summarized income statement information for VBBPC consists of the following:

                     Six Months Ended June 30,   Three Months ended June 30,
                      1996            1995          1996             1995

Net sales             $ 7,104,445    8,340,670    3,139,272        4,668,843
Costs and expenses      6,463,653    7,239,663    2,720,662        3,946,984
                        ---------    ---------    ---------        ---------
Net income            $   640,792    1,101,007      418,610          721,859
                        =========    =========    =========        =========
Company's 50% equity
 in net income        $   320,396      550,503      209,305          360,929
                        =========    =========    =========        =========

In January 1996, the Registrant announced plans to permanently lay off approximately 65% of its Rubber Division workforce in Clarksville, Tennessee. The Registrant, in accordance with its previously announced workforce reduction, began laying off personnel in late March, 1996. The Registrant will no longer produce heels and soles, except for military orders. The Registrant will continue to produce other rubber and foam products at the Clarksville facility. There is not expected to be any significant change in assets as a result of this downsizing. The Registrant does not expect to incur significant costs resulting from this reduction in its product line and workforce.


LIQUIDITY AND CAPITAL RESOURCES

The Registrant's cash requirements during the second quarter of 1996 were funded in part through earnings and noncash charges such as depreciation and amortization and from the sale of timber and equipment. The proceeds from these transactions was used to purchase property and equipment and to repurchase treasury shares. The Registrant expects to continue, when necessary, to use short-term borrowings to meet cash requirements not fully provided by earnings, depreciation and amortization. During the period ended June 30, 1996, 27,028 shares of treasury stock were acquired for $613,987 by the use of cash from operations. There were approximately $70,000 of commitments for capital expenditures as of June 30, 1996.

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


Item 6.  Exhibits and Reports on Form 8-K.

The Registrant was not required to file Form 8-K for the quarter ended June 30, 1996.

                                       PART II - OTHER INFORMATION
                                               (Continued)


                                     SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     VULCAN INTERNATIONAL CORPORATION


August 14, 1996                      By: Benjamin Gettler
     Date                                Chairman of the Board, President
                                         and Chief Executive Officer


August 14, 1996                      By: Vernon E. Bachman
     Date                                Vice President, Secretary-Treasurer
                                         and Principal Accounting Officer