Form 10-Q
period 1996-09-30
VULCAN INTERNATIONAL CORP
filed 1996-11-08
CIK 848446

UNITED STATES
                               SECURITIES AND EXCHANGE COMMISSION
                                    Washington, D.C.   20549

                                            FORM 10-Q


           (Mark One)

           [ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934
           For the quarterly period ended September 30, 1996

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

Outstanding shares of no par value common stock at September 30, 1996:

                                              1,182,344 shares

                            VULCAN INTERNATIONAL CORPORATION

                                          INDEX



                                                                        PAGE
Part I -  FINANCIAL INFORMATION

         Item 1.    Financial Statements

                    Condensed Consolidated Balance Sheets                 1

                    Condensed Consolidated Statements of Income           2

                    Condensed Consolidated Statements of Cash Flows       3

                    Schedule Supporting Net Income Per Common Share
                      and Dividends Per Common Share                      4

                    Notes to Condensed Consolidated Financial
                      Statements                                         5-6

                    Independent Accountant's Report                       7

         Item 2.    Management's Discussion and Analysis of Financial
                      Condition and Results of Operations                8-9


Part II - OTHER INFORMATION

         Item 1.    Legal Proceedings                                    10

         Item 6.    Exhibits and Reports on Form 8-K                     10

         Signature Page                                                  11

                                  PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

                                 VULCAN INTERNATIONAL CORPORATION
                               CONDENSED CONSOLIDATED BALANCE SHEETS
                                          SEPTEMBER 30,           DECEMBER 31,
                                              1996                    1995
                                            UNAUDITED
         -ASSETS-
CURRENT ASSETS:
  Cash                                     $   554,821             1,136,553
  Marketable securities (At fair
   market value-
    September 30, 1996 and December 31,
     1995; cost $3,756,586)                 21,739,216            18,423,949
  Accounts receivable                        3,201,706             2,767,804
  Inventories                                  897,128             1,071,952
  Prepaid expense                               43,754                35,053
  Refundable federal income tax                 17,920               189,651
                                            ----------            ----------
         TOTAL CURRENT ASSETS               26,454,545            23,624,962
                                            ----------            ----------
PROPERTY, PLANT AND EQUIPMENT-at cost       19,271,821            19,553,473
  Less-Accumulated depreciation and
        depletion                           16,113,850            16,702,292
                                            ----------            ----------
         NET PROPERTY, PLANT AND EQUIPMENT   3,157,971             2,851,181
                                            ----------            ----------
INVESTMENT IN JOINT VENTURE                    562,303               671,700
                                            ----------            ----------
MARKETABLE SECURITIES (At fair market
  value-September 30, 1996 and December 31,
  1995; cost $2,623,283)                    21,997,129            21,255,653
                                            ----------            ----------
DEFERRED CHARGES AND OTHER ASSETS            2,745,642             2,673,332
                                            ----------            ----------
                 TOTAL ASSETS              $54,917,590            51,076,828
                                            ==========            ==========
 -LIABILITIES AND SHAREHOLDERS' EQUITY-
CURRENT LIABILITIES:
  Notes payable-bank                       $ 2,370,000             2,175,000
  Deferred income tax                        5,924,532             4,786,941
  Other                                      1,354,249             1,446,668
                                            ----------            ----------
         TOTAL CURRENT LIABILITIES           9,648,781             8,408,609
                                            ----------            ----------
DEFERRED INCOME TAX                          6,749,434             6,503,731
                                            ----------            ----------
OTHER LIABILITIES                                    -                23,609
                                            ----------            ----------
COMMITMENTS AND CONTINGENCIES                        -                     -
MINORITY INTEREST IN PARTNERSHIP                36,415                35,391
                                            ----------            ----------
SHAREHOLDERS' EQUITY:
  Capital stock                                315,999               315,999
  Additional paid-in capital                 4,333,543             4,283,961
  Retained earnings                         23,242,041            22,796,484
  Net unrealized holding gain               24,655,266            21,977,823
                                            ----------            ----------
                                            52,546,849            49,374,267
    Less-Common stock in treasury-at cost   14,063,889            13,268,779
                                            ----------            ----------
         TOTAL SHAREHOLDERS' EQUITY         38,482,960            36,105,488
                                            ----------            ----------
                 TOTAL LIABILITIES
                  AND SHAREHOLDERS' EQUITY $54,917,590            51,076,828
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

                                     PART I - FINANCIAL INFORMATION
                                               (Continued)
Item 1.      Financial Statements.

                                    VULCAN INTERNATIONAL CORPORATION

                               CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                                UNAUDITED

                   For the nine months ended      For the three months ended
                 September 30,  September 30,   September 30,    September 30,
                     1996            1995           1996              1995
REVENUES:
  Net sales       $11,635,032     12,248,727       3,977,703        4,032,366
  Dividends         1,133,029      1,125,569         378,551          378,066
                   ----------     ----------       ---------        ---------
  TOTAL REVENUES   12,768,061     13,374,296       4,356,254        4,410,432
                   ----------     ----------       ---------        ---------
COST AND EXPENSES:
  Cost of sales    10,652,702     13,150,050       3,538,614        4,278,978
  General and
   administrative   1,503,081      1,574,740         465,118          498,399
  Interest expense    111,142         73,620          38,691           37,577
                   ----------     ----------       ---------        ---------
  TOTAL COST AND
   EXPENSES        12,266,925     14,798,410       4,042,423        4,814,954
                   ----------     ----------       ---------        ---------
EQUITY IN JOINT
 VENTURE INCOME
 AND MINORITY
 INTEREST             387,083        819,767          69,184          270,286
                   ----------     ----------       ---------        ---------

INCOME (LOSS)
 BEFORE GAIN ON
 SALE OF ASSETS       888,219       (604,347)        383,015         (134,236)

NET GAIN ON SALE OF
 MARKETABLE
 SECURITIES                 -        135,405               -           52,000

NET GAIN ON SALE OF
 PROPERTY AND
 EQUIPMENT            494,196        572,125          35,106           77,429
                    ---------     ----------       ---------        ---------

 INCOME (LOSS) BEFORE
  INCOME TAXES      1,382,415        103,183         418,121           (4,807)

INCOME TAX PROVISION
 (BENEFIT)            216,532          9,123          58,540           (4,766)
                   ----------     ----------       ---------        ---------

  NET INCOME
   (LOSS)         $ 1,165,883         94,060         359,581              (41)
                   ==========     ==========       =========        =========
NET INCOME PER
 COMMON SHARE     $       .97            .07             .30              .00
                   ==========     ==========       =========        =========
DIVIDENDS PER
 COMMON SHARE     $       .60            .60             .20              .20
                   ==========     ==========       =========        =========

The accompanying notes to condensed consolidatd financial statements are an integral part of these statements.

                                     PART I - FINANCIAL INFORMATION
                                               (Continued)
Item 1.  Financial Statements.

                                    VULCAN INTERNATIONAL CORPORATION
                             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        For the nine months ended
                                                UNAUDITED
                                          SEPTEMBER 30,        SEPTEMBER 30,
                                              1996                 1995
CASH FLOWS FROM OPERATING ACTIVITIES:
  Cash received from customers             $ 11,206,059         11,710,917
  Cash paid to suppliers and employees      (11,696,137)       (14,516,734)
  Dividends received                          1,133,029          1,125,569
  Interest paid                                (112,636)           (66,815)
  Income tax refunds                            194,199                  -
  Income tax payments                          (235,000)                 -
                                             ----------         ----------
       NET CASH FLOWS FROM OPERATING
         ACTIVITIES                             489,514         (1,747,063)
                                             ----------         ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of marketable
   securities                                         -            326,292
  Proceeds from sale of property and
   equipment                                    626,436            654,251
  Purchase of property and equipment           (913,240)          (307,417)
  Collections on notes receivable                53,410             41,271
  Other                                          (2,497)           (64,179)
  Distribution from joint venture               500,000          1,225,000
                                              ---------          ---------
       NET CASH FLOWS FROM INVESTING
        ACTIVITIES                              264,109          1,875,218
                                              ---------          ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds under credit agreements          195,000            990,000
  Purchase of treasury shares                  (810,028)        (1,292,916)
  Cash dividends paid                          (720,327)          (751,581)
                                              ---------          ---------
       NET CASH FLOWS FROM FINANCING
        ACTIVITIES                           (1,335,355)        (1,054,497)
                                              ---------          ---------
       DECREASE IN CASH AND CASH EQUIVALENTS   (581,732)          (926,342)
CASH AND CASH EQUIVALENTS AT BEGINNING OF
 PERIOD                                       1,136,553          1,126,952
                                              ---------          ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD  $   554,821            200,610
                                              =========          =========
RECONCILIATION OF NET INCOME TO
 NET CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                               $ 1,165,883             94,060
   Adjustments-
     Depreciation and amortization              478,113            504,048
     Deferred income taxes                        4,000            (46,664)
     Equity in joint venture income and
       minority interest                       (387,083)          (819,767)
     Net gain on sale of property and
      marketable securities                    (494,196)          (707,530)
     Compensation paid with treasury shares      64,500             52,125
     Increase in accounts receivable           (428,973)          (537,810)
     (Increase) decrease in inventories         174,824           (423,152)
     Increase (decrease) in accounts
      payable, accrued expenses and other
      assets                                    (87,554)           137,627
                                              ---------          ---------
       NET CASH FLOWS FROM OPERATING
        ACTIVITIES                          $   489,514         (1,747,063)
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

                                    PART I - FINANCIAL INFORMATION
                                              (Continued)
Item 1.  Financial Statements.

                                   VULCAN INTERNATIONAL CORPORATION
                           SCHEDULE SUPPORTING NET INCOME PER COMMON SHARE
                                    AND DIVIDENDS PER COMMON SHARE
                                               UNAUDITED

                                                                  EXHIBIT 1

                    For the nine months ended     For the three months ended
                  September 30,   September 30,  September 30,  September 30,
                      1996            1995           1996           1995

a) Net income      $1,165,883          94,060        359,581           (41)
b) Dividends on
    preferred
    shares              2,969           2,969            992           992
                    ---------       ---------      ---------     ---------
c) Net income
    attributable
    to common
    shares         $1,162,914          91,091        358,589        (1,033)
                    =========       =========      =========     =========
d) Cash dividends
    on common
    shares            717,358         748,612        236,471       244,694
                    =========       =========      =========     =========
Weighted Average
 Shares:
e) Common shares
    issued          1,999,512       1,999,512      1,999,512     1,999,512
f) Common treasury
    shares            803,144         748,307        814,836       772,974
                    ---------       ---------      ---------     ---------
g) Common shares
    outstanding     1,196,368       1,251,205      1,184,676     1,226,538
                    =========       =========      =========     =========
h) Income per
    common share
    (c/g)          $      .97             .07            .30           .00

i) Dividends per
    common share   $      .60             .60            .20           .20

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                                PART I - FINANCIAL INFORMATION
                                          (Continued)
Item 1.  Financial Statements.

                               VULCAN INTERNATIONAL CORPORATION
                     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                         For the nine months ended September 30, 1996


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

There were no securities of the Registrant sold by the Registrant during the nine months ended September 30, 1996, that were not registered under the Securities Act of 1933, in reliance upon an exemption from registration provided by Section 4(2) of the Act.

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

                                 PART I - FINANCIAL INFORMATION
                                          (Continued)
Item 1.  Financial Statements.
                                VULCAN INTERNATIONAL CORPORATION
                     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                         For the nine months ended September 30, 1996
                                          (Continued)

INVENTORIES
                                           September 30,        December 31,
                                               1996                 1995
                                             UNAUDITED
      Inventories consisted of:
        Finished goods                        $369,608             498,630
        Work in process                        326,464             213,496
        Raw materials                          201,056             359,826
                                               -------           ---------
             Total inventories                $897,128           1,071,952
                                               =======           =========


REVIEW BY INDEPENDENT ACCOUNTANTS

The condensed consolidated financial statements at September 30, 1996, and for the nine-month and the three-month periods then ended have been reviewed, prior to filing, by the Registrant's independent accountants, J.D. Cloud &
Co. P.L.L., whose report covering their review of the financial statements is included in this report.

                         INDEPENDENT ACCOUNTANT'S REPORT


To the Board of Directors
Vulcan International Corporation
Wilmington, Delaware


We have reviewed the accompanying condensed consolidated balance sheet of Vulcan International Corporation and subsidiaries as of September 30, 1996, and the related condensed consolidated statements of income and cash flows for the nine-month and three-month periods ended September 30, 1996 and 1995. These financial statements are the responsibility of the Company's management.

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

Cincinnati, Ohio
October 29, 1996

                               PART I - FINANCIAL INFORMATION
                                         (Continued)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


Net sales revenue for the nine-month period ended September 30, 1996, decreased $613,695 or 5.0% over the corresponding period in 1995 due principally to a lower sales volume in the shoe products division resulting from the elimination by the Company in April 1996 of the manufacture of non-military heels and soles for shoe manufacturers. Cost of sales decreased $2,497,348 or 19.0% during the nine-month period due principally to decreased costs in the shoe products division. Net sales revenue for the third quarter of 1996 decreased $54,663 or 1.4% and cost of sales decreased $740,364 or 17.3% compared to the corresponding quarter in 1995 due principally to lower sales in the shoe products division, resulting from the elimination by the Company in April 1996 of the manufacture of non-military heels and soles for shoe manufacturers, and decreased costs in the shoe products division as mentioned above.

General and administrative expenses decreased $71,659 or 4.6% in the nine-month period ended September 30, 1996, as compared to the corresponding nine-month period in 1995 due principally to cost savings in connection with a reduction in the Company's sales force. General and administrative expenses for the third quarter of 1996 decreased $33,281 or 6.7% compared to the corresponding quarter in 1995 due to cost savings in connection with a reduction in the Company's sales force.

Interest expense for the nine-month period ended September 30, 1996, increased $37,522 due to increased borrowings. Interest expense for the third quarter of 1996 increased $1,114 compared to the corresponding quarter in 1995.

There were no realized gains on marketable securities for the nine months ended September 30, 1996, as compared to $135,405 in the same period in 1995 and $52,000 for the quarter ended September 30, 1995.

Gains on the sale of property and equipment were $494,196 for the nine-month period ended September 30, 1996, as compared to $572,125 for the corresponding period in 1995. The 1996 gains are primarily due to timber sales and sales of equipment in the Shoe Products Division. The 1995 gain was substantially the result of the sale of the land and buildings in Blanchester, Ohio, and timber. Gains on the sale of property and equipment were $35,106 in the third quarter of 1996 as compared to $77,429 in the third quarter of 1995, due primarily to timber sales and sales of equipment in the Shoe Products Division.

The Company has a 50% interest in a joint venture, Vulcan Brunswick Bowling Pin Company (VBBPC) which manufactures bowling pins in Antigo, Wisconsin, for Brunswick and the Company. The Company received cash distributions of $500,000 from VBBPC during the nine months ended September 30, 1996. Distributions of $1,225,000 were received during the corresponding period in 1995.

                               PART I - FINANCIAL INFORMATION
                                         (Continued)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
                                         (Continued)

Summarized income statement information for VBBPC consists of the following:

            Nine Months Ended September 30,  Three Months ended September 30,
                  1996         1995              1996            1995

Net sales     $10,202,174   12,786,250       3,097,729       4,445,580
Costs and
 expenses       9,420,968   11,143,692       2,957,315       3,904,029
               ----------   ----------       ---------       ---------
Net income    $   781,208    1,642,558         140,414         541,551
               ==========   ==========       =========       =========

Company's 50%
 equity in
 net income   $   390,603      821,279          70,207         270,776
               ==========   ==========       =========       =========

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


LIQUIDITY AND CAPITAL RESOURCES

The Registrant's cash requirements during the third quarter of 1996 were funded in part through earnings and noncash charges such as depreciation and amortization and from the sale of timber and equipment. The proceeds from these transactions were used to purchase property and equipment and to repurchase treasury shares. The Registrant expects to continue, when necessary, to use short-term borrowings to meet cash requirements not fully provided by earnings, depreciation and amortization. During the period ended September 30, 1996, 32,528 shares of treasury stock were acquired for $810,028 by the use of cash from operations. There were approximately $53,000 of commitments for capital expenditures as of September 30, 1996.

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

The Registrant was not required to file Form 8-K for the quarter ended September 30, 1996.

                              PART II - OTHER INFORMATION
                                      (Continued)


                                         SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         VULCAN INTERNATIONAL CORPORATION


    November 4, 1996                 By: Benjamin Gettler
         Date                            Chairman of the Board, President
                                         and Chief Executive Officer


    November 4, 1996                 By: Vernon E. Bachman
         Date                            Vice President, Secretary-Treasurer
                                         and Principal Accounting Officer