Form 10-K
period 1996-12-31
VULCAN INTERNATIONAL CORP
filed 1997-03-27
CIK 848446

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.   20549

                                FORM 10-K

   (Mark One)

     [ X ]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934       [FEE REQUIRED]
              For the fiscal year ended December 31, 1996

                                    OR

     [   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934        [NO FEE REQUIRED]
              For the transition period from              to


                         Commission file number   1-10219

                         VULCAN INTERNATIONAL CORPORATION
              (Exact name of registrant as specified in its charter)

             DELAWARE                                  31-0810265
   (State or other jurisdiction of         (IRS Employer Identification No.)
   incorporation or organization)

    300 Delaware Avenue, Suite 1704, Wilmington, Delaware      19801
    (Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code         (302) 427-5804

Securities registered pursuant to Section 12(b) of the Act:

Title of each class                 Name of each exchange on which registered

Common stock-no par value                    American Stock Exchange

           Securities registered pursuant to 12(g) of the Act:

                                 NONE
                           (Title of class)

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

Indicated by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in
Part III of this Form 10-K or any amendment to this Form 10-K.   [ X ]

As of January 31, 1997, 1,254,344 common shares were outstanding, and the aggregate market value of the common shares (based upon the closing price of these shares on the American Stock Exchange) of Vulcan International Corporation held by nonaffiliates was approximately $37,630,320.

                       DOCUMENTS INCORPORATED BY REFERENCE

Documents Incorporated by Reference              Applicable Part of Form 10-K
-----------------------------------              ----------------------------

Annual Report to Shareholders for the
Year Ended December 31, 1996                            Part I and II

Proxy Statement Dated March 27, 1997 Furnished
to Shareholders in Connection with Registrant's
Annual Meeting of Shareholders                          Part I and III

Articles of Incorporation and By-laws
filed on form 8, file number 1-10219,
filed during 1992                                       Part IV

                                 PART I

Item 1.  Business.

(a)  General Development of Business-

Vulcan International Corporation is a Delaware holding company which is the owner of 100% of the common stock of Vulcan Corporation, a manufacturer of the products described below.

(b)  Financial Information About Industry Segments-

The sales, operating profit and identifiable assets attributable to each of the Registrant's industry segments for the three years ended December 31, 1996, are set forth in Note 12 of the Notes to Consolidated Financial Statements included under Part IV, Item 14(a)1 of this Form 10-K.

(c)  Narrative Description of Business-

SHOE PRODUCTS

Vulcan Corporation manufactures shoe lasts, which it sells to the footwear manufacturing industry in the United States, and rubber heels and rubber soling material, which is produced primarily for military orders. Vulcan's shoe products are sold through its own sales force, manufacturers' agents and distributors. During 1996, rubber heels and rubber soling material was primarily produced for military orders. The Registrant had previously produced rubber heels and rubber soling material for the footwear manufacturing industry in the United States.

RUBBER PRODUCTS-

Vulcan has a 272,000 square foot building in Clarksville, Tennessee, devoted entirely to the manufacture of rubber components and rubber sheet products. This factory's main products are rubber sheet stock used as soling material for the shoe industry. It also produces rubber flooring for sports facilities, rubber backing for automobile mats and miscellaneous rubber products.

LASTS-

Vulcan produces lasts in a well equipped factory at Walnut Ridge, Arkansas. A shoe last is the form over which non-rubber shoes are manufactured and which determines the shoe style, fit and shape. Demand for lasts varies according to the rapidity of change in shoe fashion.

BOWLING PRODUCTS

Vulcan Corporation has attained a substantial position in the bowling pin industry as a result of developing a Surlyn-coated bowling pin which enabled Vulcan to manufacture a superior product known as the Vultex II pin.

On June 9, 1990, the Company entered into an agreement with Brunswick Bowling and Billiards Corporation by the terms of which Vulcan and Brunswick formed a joint venture for the manufacture of bowling pins using Vulcan's Surlyn coating process. The Joint Venture, which is equally owned by the two companies, is located at the site of Vulcan Corporation's former Antigo, Wisconsin, bowling pin manufacturing facility. This manufacturing Joint Venture is named the Vulcan-Brunswick Bowling Pin Company. The Company accounts for its investment in the Joint Venture under the equity method of accounting.

                                 PART I
                              (Continued)

Item 1.  Business.  (Continued)

Vulcan sells and services its bowling pins through its own sales force as well as manufacturers' representatives in the United States and through distributors in foreign countries.

Raw materials used in shoe products and bowling products consist of the following: hard maple, which is commercially available from countless sawmills; Surlyn is available from Dupont; high density polyethylene plastic resin is available from Phillips, Quantum, Gulf, A. Schulman, Inc. and numerous other producers; nylon is available from Allied; synthetic rubbers are available from Ameripol Synpol, Goodyear, Polysar, Goldsmith & Eggleston, Inc. and a number of other concerns; fillers for rubber products such as clay are available from W.R. Grace & Co., J.M. Huber and others; and pigments are available from Uniroyal Chemical, Akrochem Corp., Monsanto and others.

Sales to one unaffiliated major shoe products customer amounted to $3,492,000 in 1996. These sales represented 29% of the total shoe product sales. Sales to one unaffiliated major bowling pin customer amounted to $748,000 in 1996. This represents 38% of the total bowling pin sales.

Patents, trademarks, licenses, franchises and concessions are not material factors in the business. Vulcan owns an American Bowling Congress permit to label its Surlyn plastic-coated bowling pins as "ABC approved".

No major expenditures for pollution controls are anticipated in 1997. Expenditures thereafter should not be in excess of 5% of normal capital expenditures in any one year. This rate of expenditure should not have a significant effect on either the earnings or the competitive position of the Registrant or any of its subsidiaries. See Item 3 - Legal Proceedings.

At December 31, 1996, the Registrant employed 177 people, down from 288 at the end of 1995. The reduction in the Registrant's work force was in accordance with a previously announced plan to reduce the rubber products work force.

The Company has commitments for capital expenditures of $62,000 at December 31, 1996.

(d)  Financial Information About Foreign and Domestic Operations and Export
Sales-

The Registrant's entire operations are within the United States. Export sales of all products are handled by ACI International, Inc., a domestic international sales corporation (DISC). During 1996, sales were $1,899,000; net income was $110,700; and assets were $1,260,700.

                                 PART I
                              (Continued)

Item 2.  Properties.

The following schedule summarizes certain information regarding buildings owned or leased by the Registrant:


                           Type of       Square
     Location             Ownership      Footage

Clarksville, Tennessee      Owned        272,000   Administrative offices and
                                                   manufacturing of rubber
                                                   soling and other rubber
                                                   products.

Walnut Ridge, Arkansas      Leased        37,900   Administrative offices and
                                                   manufacturing of shoe
                                                   lasts.

Blanchester, Ohio           Leased         6,000   Sales and style office and
                                                   warehouse space.

Cincinnati, Ohio            Owned         92,000   Corporate offices and
                                                   leasing of office space.


The age of the buildings ranges from approximately 34 to 73 years. The structures are of steel, brick and concrete construction and are generally in good condition. All but one plant is sprinklered. Excellent transportation facilities are available for all factories. Most are located on rail sidings.

For more information regarding leased property, reference is made to Note 6 of the Notes to Consolidated Financial Statements included under Part IV, Item 14(a)1 of this Form 10-K.


Item 3.  Legal Proceedings.

The Registrant has been advised that it is a potentially responsible party, together with 18 other parties, with regard to the Resolve, Inc. Superfund Site, located in North Dartmouth, Massachusetts, with potential joint and several liability of $5.7 million. The Resolve site was a waste chemical reclamation facility. The environmental problem at the site involves soil contamination including, particularly, PCB contaminants. The Registrant is contesting all liability. It is the understanding of Registrant that clean-up at the site involves treatment of contaminated soil and ground water. There may be other potential clean-up liability at other sites of which the Registrant has no specific knowledge.

The Registrant and its subsidiaries are involved in other litigation matters and claims which are normal in the course of operations.

It is impossible to state with any certainty whether the Resolve site and other matters referred to in this item will have a material impact on the Company.

                                 PART I
                              (Continued)

Item 4.  Submission of Matters to a Vote of Security Holders.

There were no matters submitted to a vote of security holders through the solicitation of proxies or otherwise during the fourth quarter of the year ended December 31, 1996, that require disclosure under this item.

                                PART II


Item 5.  Market for Registrant's Common Equity and Related Stockholder
Matters.

The common stock of Vulcan International Corporation is listed and traded on the American Stock Exchange. There were approximately 651 shareholders of record as of December 31, 1996. The high and low sales price and the dividends paid for each quarterly period within the two most recent years were as follows:

                          1996                          1995
   QUARTER        HIGH    LOW     DIVIDEND     HIGH     LOW     DIVIDEND
   -------        ----    ---     --------     ----     ---     --------

    First      21-7/8    20-3/4      $.20     20-3/8   17-1/4      $.20
    Second     25-1/2    21-1/8      $.20     20-3/8   19-1/2      $.20
    Third      26-1/8    24-5/8      $.20     21-3/8   19-7/8      $.20
    Fourth     32-7/8    25-3/4      $.20     21-3/4   21-1/8      $.20


Item 6.  Selected Financial Data.

The information required by this item is set forth below:

                          1996        1995        1994        1993        1992

Net revenues       $17,087,469  18,112,150  18,131,212  20,238,119  21,418,889
Income (loss)
 before taxes        2,497,481    (574,769)  1,101,818   3,765,941   1,881,569
Income taxes
 (benefit)             539,129    (486,746)    122,581     980,891     307,483
Cumulative effect
 of change in
 accounting for
 income tax                  -           -           -           -     281,400
Net income (loss)    1,958,352     (88,023)    979,237   2,785,050   1,855,486
Income (loss) per
 common share             1.63        (.07)        .76        2.18        1.53
Dividends per
 common share              .80         .80         .80         .80         .80
Property, plant
and equipment (net)  2,955,657   2,851,181   3,201,587   3,485,389   3,847,315
Depreciation           662,687     677,631     788,168     787,970     901,497
Current assets      28,500,783  23,624,962  17,660,662  11,888,722  11,662,651
Ratio current
 assets to current
 liabilities         3.62 to 1   2.80 to 1   3.48 to 1   6.36 to 1   4.19 to 1
Total assets        59,848,623  51,076,828  38,892,364  19,302,295  17,627,548
Long-term debt               -           -           -           -           -
Redeemable
 preferred stock
 (solely at the
 option of the
 issuer)                66,060      66,060      66,060      66,335      66,335
Net unrealized
 holding gain       27,983,826  21,977,823  12,765,774           -           -
Total share-
 holders' equity    43,948,759  36,105,488  29,338,281  16,743,814  14,375,138
Book value per
 common share            35.04       29.72       22.84       12.95       11.41


The Company adopted Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities" effective January 1, 1994. The adoption of SFAS No. 115 resulted in an increase in shareholders' equity of $12,765,774 at December 31, 1994. In 1992, the Company adopted SFAS No. 109, "Accounting for Income Taxes," which resulted in a cumulative effect of decreasing income taxes $281,400.

                                 PART II
                               (Continued)

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The information required by this item is incorporated by reference to the 1996 Annual Report to Shareholders.


Item 8.  Financial Statements and Supplementary Data.

The consolidated financial statements required by this item are included under
Part IV, Item 14(a)1 of this Form 10-K.

Other information required by this item is set forth below:


                                                             Net Income (Loss)
                       Total       Gross           Net        Per Common Share
                     Revenues  Profit (Loss)  Income (Loss)     Outstanding
                     --------  -------------  -------------  -----------------
 1996
 ----
 First Quarter     $ 4,330,872     (86,429)        127,695            .10
 Second Quarter      4,080,935     629,670         678,607            .57
 Third Quarter       4,356,254     439,089         359,581            .30
 Fourth Quarter      4,319,408     340,365         792,469            .66
                    ----------   ---------       ---------          -----
                   $17,087,469   1,322,695       1,958,352           1.63
                    ==========   =========       =========          =====
 1995
 ----
 First Quarter     $ 4,316,619    (325,987)         85,644            .07
 Second Quarter      4,647,245    (328,724)          8,457            .00
 Third Quarter       4,410,432    (246,612)            (41)           .00
 Fourth Quarter      4,737,854    (173,525)       (182,083)          (.14)
                    ----------   ---------       ---------          -----
                   $18,112,150  (1,074,848)        (88,023)          (.07)
                    ==========   =========       =========          =====

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

                                 PART II
                               (Continued)


Item 10.  Directors and Executive Officers of the Registrant.

(a)  Identification of Directors-

The information required by this item is incorporated herein by reference to the Registrant's Proxy Statement dated March 27, 1997, in connection with its Annual Meeting to be held May 1, 1997.

                                PART III


(b)  Identification of Executive Officers-

     NAME                        AGE          POSITION AND TIME IN OFFICE

     Benjamin Gettler             71          President since November 1989;
                                              Chairman of The Board since
                                              June 1990; Director since 1960.


     Vernon E. Bachman            59          Vice President and Treasurer
                                              since November 1991; Secretary
                                              since 1973.

There are no family relationships among the officers listed and there are no arrangements or understandings pursuant to which any of them were elected as officers.

The officers are elected annually and serve at the pleasure of the Board of Directors. There have been no events under any bankruptcy act, no criminal proceedings and no judgments or injunctions material to the evaluation of the ability and integrity of any director or executive officer during the past five years.


Item 11.  Executive Compensation.

The information required by this Item is incorporated herein by reference to the Registrant's proxy statement dated March 27, 1997, in connection with its annual meeting to be held May 1, 1997.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

Any person after acquiring directly or indirectly the beneficial ownership of more than 5 percent of the Registrant's common stock is required to send to the Registrant at its principal executive office, by registered or certified mail, and to each exchange where the stock is traded and filed with the SEC, a statement containing information required by Schedule 13D or 13G, as appropriate. If any material change occurs in the facts set forth in the statement filed, the shareholder is required to file an appropriate amendment with each party with whom the original schedules were filed.

Other information required by this item is incorporated herein by reference to the Registrant's proxy statement dated March 27, 1997, in connection with its annual meeting to be held May 1, 1997.

Item 13.  Certain Relationships and Related Transactions.

There were no significant items to report under this caption other than those reported in the Registrant's Proxy Statement dated March 27, 1997, in connection with its Annual Meeting to be held May 1, 1997, which is incorporated herein by reference.

                                 PART IV


Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)      1.    Financial Statements.

               The following Consolidated Financial Statements of Vulcan International Corporation and subsidiaries are included under this item (see attached shareholders report and proxy statement):
                                                                      Page

                   Independent Auditors' Report.                       18

                   Consolidated Balance Sheets at December 31,
                    1996, and 1995.                                   19-20

                   Consolidated Statements of Income for Each
                    of the Three Years in the Period Ended
                    December 31, 1996.                                 21

                   Consolidated Statements of Shareholders'
                    Equity for Each of the Three Years in the
                    Period Ended December 31, 1996.                   22-25

                   Consolidated Statements of Cash Flows for
                    Each of the Three Years in the Period
                    Ended December 31, 1996.                           26

                   Notes to the Consolidated Financial
                    Statements for the Three Years Ended
                    December 31, 1996.                               27-40

         2.    Financial Statement Schedule.

                   Independent Auditors' Report on Schedule.           55

                   Schedule II - Valuation and Qualifying Accounts.    56


All other schedules are omitted because they are not applicable, not required, or because the required information is included in the Consolidated Financial Statements or notes thereto.

Separate financial statements of the Registrant or summarized financial information concerning subsidiaries are not required.

                                PART IV
                              (Continued)

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K. (Continued)

         3.    Financial Statements.

               The following financial statements of Vulcan International Corporation's 50% owned Joint Venture, Vulcan-Brunswick Bowling Pin Company, are included under this item:


                                                                          Page

                  Independent Auditors' Report                             58
                  Balance Sheets at December 31, 1996 and 1995             59
                  Statements of Income for the years ended
                   December 31, 1996 and 1995                              60
                  Statements of Partners' Capital for the years
                   ended December 31, 1996 and 1995                        61
                  Statements of Cash Flows for the years ended
                   December 31, 1996 and 1995                              62
                  Notes to the financial statements for the years
                   ended December 31, 1996 and 1995                      63-67

         4.    Exhibits.

                 3.    Registrant's Articles of Incorporation and
                        By-Laws are incorporated herein by reference.
                11.    Statement regarding computation of per share
                        earnings is incorporated herein by reference
                        to Registrant's 1996 Annual Report to
                        Shareholders                                       40
                13.    Registrant's 1996 Annual Report to Shareholders
                        is incorporated herein by reference.             11-40
                20.    Proxy Statement dated March 27, 1997, is
                        incorporated herein by reference.                44-53
                21.    Subsidiaries of the Registrant.                     54
                27.    Financial Data Schedule
               99.1    Independent Auditors' Report on Schedule            55
               99.2    Valuation and Qualifying accounts                   56
               99.3    Vulcan-Brunswick Bowling Pin Company financial
                        statements                                       57-67

(b)      Reports on Form 8-K.

         There were no reports on Form 8-K for the three months ended December 31, 1996.

                                  EXHIBIT 13

                       VULCAN INTERNATIONAL CORPORATION
                               AND SUBSIDIARIES

                       CONSOLIDATED FINANCIAL STATEMENTS

                     For the year ended December 31, 1996













                                                  J.D. CLOUD & CO. P.L.L.
                                               CERTIFIED PUBLIC ACCOUNTANTS
                                                    CINCINNATI, OHIO

                     VULCAN INTERNATIONAL CORPORATION
                            Executive Officers







     BENJAMIN GETTLER                                  VERNON E BACHMAN
   Chairman of the Board                              Vice President and
      and President                                   Secretary-Treasurer


                                Directors

                             BENJAMIN GETTLER
   DENNIS J. BUCKLEY         THOMAS D. GETTLER          LEONARD ACONSKY
   WILLIAM T. CRUTCHFIELD     JAMES K. LEWIS         STANLEY I. RAFALO, O.D.


                            VULCAN CORPORATION
                          (Operating Subsidiary)

                            Executive Officers

   BENJAMIN GETTLER         VERNON E. BACHMAN        CONNIE F. ARMSTRONG
Chairman of the Board         Vice President              Secretary
                              and Controller


                            Operating Officers

    VITO J. MANGIARACINA                              RICARDO M. DeFELICE
      Vice President,                                    Vice President,
   Shoe Products Division                          Bowling Pin Sales Division
                              EDWARD A. RITTER
                              General Manager
                          Rubber Products Division

        MICHAEL NEWTON                                  CHARLES SMITH
        General Manager                                 Plant Manager,
Vulcan-Brunswick Bowling Pin Company               Walnut Ridge, Arkansas

TO OUR SHAREHOLDERS:

The Company experienced a significant turn-around in 1996. Net income was $1,958,352 compared to a loss of $88,023 in 1995. Net income per common share outstanding was $1.63 compared to a loss of $.07 per share in 1995. These results occurred despite a reduction in total revenues from $18,112,150 in 1995 to $17,087,469 in 1996.

The turn-around was the result of implementation of the decision made in early 1996 to discontinue the manufacture of civilian heels, soles and unit soles in the Company's rubber division located in Clarksville, Tennessee. Those items were being sold to domestic shoe manufacturers and shoe manufacturing in the United States has declined precipitously as a result of foreign competition. The discontinued items were more labor-intensive and, therefore, more susceptible to that competition. Sales of discontinued items were approximately $4 million in 1995. Development of new products and successful sales efforts in remaining products substantially cushioned the sales volume loss resulting from the downsizing. At the same time, cost reduction measures resulted in cost savings substantially greater than the reduction in sales.

The Company's rubber division is now concentrating on the manufacture and sale of rubber sheet stock and high density foam materials for the shoe industry, as well as rubber products and rubber batch material for prime manufacturers in various industries while also continuing to manufacture heels and soles for military footwear. In 1996, the Company purchased a new machinery line for the manufacture of high-density foam products and has been developing products for that line. The Company's last and other plastic products, real estate and other investments performed well in 1996. The Company's bowling pin division showed a slight decline.

All of Vulcan's employees, particularly those at Clarksville, are to be commended for making the extraordinary effort required to turn that plant around and permit its continued operation.

                                         BENJAMIN GETTLER
                                       Chairman of the Board
                                           and President

                          DESCRIPTION OF BUSINESS

Vulcan International Corporation is a Delaware holding company which is the owner of 100% of the common stock of Vulcan Corporation, a manufacturer of the products described below:

                                SHOE PRODUCTS

Vulcan has two separate plants which manufacture components used by manufacturers of footwear. One of those components is a shoe last. The shoe last is the form over which shoes are manufactured and which determines the shoe style, fit and shape. Demand for lasts varies according to the rapidity in change of shoe fashion. Vulcan produces lasts in a 42,000 sq. ft. very modern, well-equipped factory in Walnut Ridge, Arkansas.

Vulcan manufactures rubber components primarily for footwear manufacturers in a 272,000 sq. ft. building located in Clarksville, Tennessee. Demand for those products varies according to the volume of shoes manufactured in the United States. That volume has declined precipitously since 1980 with the result that less than 8% of non-rubber shoes sold in the United States were manufactured in the U.S. in 1996. Approximately 40% of the products manufactured at Clarksville in 1995 were heels, soles and unit soles for civilian footwear manufacture. Effective April 1, 1996, the Company discontinued the manufacture of those products. The Clarksville plant now primarily manufactures rubber sheet stock and high density foam materials for the shoe industry, as well as rubber products and rubber batch material for prime manufacturers in various industries while also continuing to manufacture heels and soles for military footwear.

                                BOWLING PINS

The Company is a 50% owner of a Joint Venture which manufactures bowling pins in Antigo, Wisconsin. The pins are manufactured from hard maple and coated with Surlyn. Vulcan sells pins in the United States and worldwide under the name of Vultex II, as well as various private label names.

                                REAL ESTATE

On August 12, 1993, Vulcan purchased a majority interest in the upper seven floors of the ten-story Cincinnati Club Building in downtown Cincinnati, Ohio, and contracted to manage that space. Those floors contain approximately 60,000 square feet of finished office space and approximately 32,000 square feet of unfinished and common area space. Vulcan occupies a substantial portion of the tenth floor of the building. The first three floors consist of public rooms owned by a company which uses the space for public functions and a catering service. Vulcan provided the financing for that company's purchase of those three lower floors. There is direct access into the building from an eight-story parking garage immediately adjacent to the Cincinnati Club Building owned and operated by the City of Cincinnati. A picture of the building appears on the bottom of page 11 of this report.

                    MANAGEMENT ANALYSIS OF RECENT YEARS

1996 COMPARED TO 1995
---------------------
Sales of shoe products (including rubber products) decreased from $13,115,811 in 1995 to $12,104,816 in 1996. On April 1, 1996 the Company downsized its rubber division by discontinuing the production of civilian heels and soles. Those items were more labor intensive and, therefore, more susceptible to foreign competition. The result of that decision was to reduce the workforce in the rubber division from a high in 1995 of 256 to approximately 85 by the end of 1996. During the year, the Company purchased a new machinery line for the manufacture of foam products and has been developing products for that line. Operating losses from sales (before taxes and interest) decreased from $3,210,723 in 1995 to a loss of $30,498 in 1996. The reduction in losses was a direct result of the downsizing of the rubber products division, the elimination of all rubber heel and sole production except for military orders and the cost reduction measures put into place after the downsizing.

Sales of the bowling pin segment of the business decreased from $3,117,971 in 1995 to $2,954,726 in 1996. As a result, operating profits from the bowling pin sales and Vulcan's 50% interest in the Vulcan-Brunswick bowling pin manufacturing joint venture decreased from $695,289 to $675,691 before taxes and interest.

Gross gains on the sale or disposal of assets were $793,855 in 1996 compared to $856,260 in 1995. In 1996 the gains were mainly from the sale of assets from the rubber division after the downsizing and sale of timber from the Company's Michigan timber tracts. In 1995 the gains were from the sale of the Company's Blanchester, Ohio property, the continued sale of timber from the Michigan timber tracts and the sale of marketable securities. Dividends and interest income were $1,627,923 compared to $1,595,046 in 1995.

1995 COMPARED TO 1994
---------------------
Sales of shoe products (including rubber products) increased from $11,925,658 in 1994 to $13,115,811 in 1995. Operating loss from sales (before taxes and interest) increased from $1,520,822 in 1994 to a loss of $3,210,723 in 1995 as a direct result of the loss in the rubber products division. That increased loss was caused by three factors: In 1995 there was an increase of approximately 31% in the price of raw materials used in the manufacture of rubber products; continued and increased foreign competition which was in excess of 90% of the U.S. market in 1995 made it impossible to pass such cost increases on to footwear manufacturing customers; and costs were incurred in product development; however, the lag time between development and significant sales of new products is between 12 and 24 months.

Sales of the bowling pin segment of the business decreased from $4,409,641 in 1994 to $3,117,971 in 1995. As a result, operating profits from the bowling pin sales and Vulcan's 50% interest in the Joint Venture decreased from $1,024,078 to $695,289 before taxes and interest.

Gross gains on the sale or disposal of assets and securities were $856,260 compared to $480,485. In 1995 the gains were from the sale of Blanchester, Ohio property, the continued sale of timber from our Michigan timber tracts and the sale of marketable securities. In 1994 the gains were from the sale of timber and marketable securities. Dividends and interest income were $1,595,046 compared to $1,523,410 in 1994.

1994 COMPARED TO 1993
---------------------
Sales of shoe products (including rubber products) continued its decline from $14,925,488 in 1993 to $11,925,658 in 1994 primarily as a result of the continued penetration of shoe imports. Operating profit from sales (before taxes and interest) decreased from $699,988 in 1993 to a loss of $1,520,822 in 1994 as a direct result of loss of sales.

Sales of the bowling pin segment of the business increased from $3,934,359 to $4,409,641. Operating profits from those bowling pin sales and Vulcan's 50% interest in the Joint Venture increased from $829,663 to $1,024,078 before taxes and interest. The cost of hard maple continued to remain firm and the increased sales to foreign customers contributed to the Company's increased profits.

Gross gains on the sale or disposal of assets and securities were $480,485 compared to $1,317,078 in 1993. In 1994 the gains were from the sale of timber and marketable securities. In 1993 the gains were primarily from the sale of a building in Springfield, Tennessee, timber and marketable securities. Gross dividend and interest income were $1,523,410 compared to $1,378,272 in 1993.

           FINANCIAL POSITION, LIQUIDITY AND CAPITAL COMMITMENTS

The Company's cash requirements in 1996 were funded by short-term borrowings. The Company expects to continue, when necessary, to utilize short-term borrowing to meet cash requirements. Working capital increased $5,419,387 during the past year and inventories decreased $437,957. Capital expenditures were $981,721 compared to total depreciation, and amortization of $677,621.

               1996                                      1995
------------------------------------      ------------------------------------
Quarter    High     Low     Dividend      Quarter    High     Low     Dividend
-------    ----     ---     --------      -------    ----     ---     --------

  1st     21 7/8   20 3/4     $.20          1st     20 3/8   17 1/4     $.20
  2nd     25 1/2   21 1/8     $.20          2nd     20 3/8   19 1/2     $.20
  3rd     26 1/8   24 5/8     $.20          3rd     21 3/8   19 7/8     $.20
  4th     32 7/8   25 3/4     $.20          4th     21 3/4   21 1/8     $.20


The common stock of Vulcan International Corporation is listed on the American Stock Exchange. The high and low sale prices and the dividends paid for each quarterly period within the two most recent years were as shown.


                                  FORM 10-K

A copy of the 1996 Vulcan International Corporation 10-K report filed with the Securities and Exchange Commission will be furnished without charge upon a shareholder's or beneficial owner as of the record date, March 17, 1997, of securities entitled to vote at the annual meeting of shareholders. Requests should be addressed to:

                           Vernon E. Bachman
                             Vice President
                          Secretary/Treasurer
                    Vulcan International Corporation
                           30 Garfield Place
                         Cincinnati, OH  45202

                      INDEPENDENT AUDITORS' REPORT


To the Board of Directors
Vulcan International Corporation
Wilmington, Delaware

We have audited the accompanying consolidated balance sheets of Vulcan International Corporation (a Delaware Corporation) and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Vulcan International Corporation and subsidiaries at December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

As discussed in Note 8 to the consolidated financial statements, the Company has been advised that it is a potentially responsible party in certain environmental matters. The amount of liability cannot be predicted at this time.



                                          /s/ J.D. CLOUD & CO. P.L.L.
                                          Certified Public Accountants

Cincinnati, Ohio
February 15, 1997

              VULCAN INTERNATIONAL CORPORATION AND SUBSIDIARIES

                        CONSOLIDATED BALANCE SHEETS

                       At December 31, 1996 and 1995



     -ASSETS-                                         1996        1995
CURRENT ASSETS:
   Cash                                        $ 1,254,138   1,136,553
   Marketable securities                        23,981,345  18,423,949
   Accounts receivable (less-allowance
     for doubtful accounts-$282,847
     in 1996; $221,952 in 1995)                  2,490,485   2,767,804
   Inventories                                     633,995   1,071,952
   Prepaid expense                                  32,117      35,053
   Refundable federal income tax                   108,703     189,651
                                                ----------  ----------
     TOTAL CURRENT ASSETS                       28,500,783  23,624,962
                                                ----------  ----------

PROPERTY, PLANT AND EQUIPMENT:
   Land                                             88,581      88,581
   Timberlands and timber cutting rights           716,993     716,993
   Buildings and improvements                    3,854,755   3,725,051
   Machinery and equipment                      10,699,288  14,702,233
   Leasehold improvements                          291,126     291,126
   Construction-in-process                          16,911      29,489
                                                ----------  ----------
     Total                                      15,667,654  19,553,473
     Less-Accumulated depreciation
        and depletion                           12,711,997  16,702,292
                                                ----------  ----------
     PROPERTY, PLANT AND EQUIPMENT-NET           2,955,657   2,851,181
                                                ----------  ----------

MODELS AND PATTERNS-at nominal value                     1           1
                                                ----------  ----------
INVESTMENT IN JOINT VENTURE                        685,832     671,700
                                                ----------  ----------
DEFERRED CHARGES AND OTHER ASSETS:
   Marketable securities                        24,798,261  21,255,653
   Note receivable                                 688,537     767,198
   Other                                         2,219,552   1,906,133
                                                ----------  ----------
     TOTAL DEFERRED CHARGES AND
       OTHER ASSETS                             27,706,350  23,928,984
                                                ----------  ----------
          TOTAL ASSETS                         $59,848,623  51,076,828
                                                ==========  ==========

     -LIABILITIES AND SHAREHOLDERS' EQUITY-

CURRENT LIABILITIES:
   Notes payable-bank                          $         -   2,175,000
   Accounts payable-
     Trade                                         164,414     570,809
     Other                                         230,515      32,965
   Accrued salaries, wages and commissions         193,533     389,462
   Accrued other expenses                          540,316     453,432
   Deferred income tax                           6,736,265   4,786,941
                                                ----------  ----------
     TOTAL CURRENT LIABILITIES                   7,865,043   8,408,609
                                                ----------  ----------
OTHER LIABILITIES:
   Deferred income tax                           7,973,105   6,503,731
   Other                                            24,109      23,609
                                                ----------  ----------
     TOTAL OTHER LIABILITIES                     7,997,214   6,527,340
                                                ----------  ----------
COMMITMENTS AND CONTINGENCIES (See Note 8)

MINORITY INTEREST IN PARTNERSHIP                    37,607      35,391
                                                ----------  ----------
SHAREHOLDERS' EQUITY:
   Capital stock-
     $3.00 Prior Preferred-stated value
       $100.00 per share,
       Authorized 294 shares
       Outstanding 280 shares                       28,000      28,000
     $4.50 Cumulative Preferred-stated value
       $55.00 per share, redemption or
       liquidation value $100.00 per share,
       Authorized 720 shares
       Outstanding 692 shares                       38,060      38,060
     Common-no par value,
       Authorized 2,000,000 shares
       Issued 1,999,512 shares                     249,939     249,939
   Additional paid-in capital                    5,619,993   4,283,961
   Retained earnings                            23,782,656  22,796,484
   Net unrealized holding gain                  27,983,826  21,977,823
                                                ----------  ----------
                                                57,702,474  49,374,267
     Less-Common stock in treasury-at cost,
        745,168 shares in 1996 and
        784,640 shares in 1995                  13,753,715  13,268,779
                                                ----------  ----------
     TOTAL SHAREHOLDERS' EQUITY                 43,948,759  36,105,488
                                                ----------  ----------
          TOTAL LIABILITIES AND
             SHAREHOLDERS' EQUITY              $59,848,623  51,076,828
                                                ==========  ==========

The accompanying notes to consolidated financial statements are an integral part of these statements.

                 VULCAN INTERNATIONAL CORPORATION AND SUBSIDIARIES

                         CONSOLIDATED STATEMENTS OF INCOME

                        Three years ended December 31, 1996

                                            1996          1995          1994
REVENUES:
   Net sales                         $15,459,546    16,517,104    16,607,802
   Dividends and interest              1,627,923     1,595,046     1,523,410
                                      ----------    ----------    ----------
     TOTAL REVENUES                   17,087,469    18,112,150    18,131,212
                                      ----------    ----------    ----------
COST AND EXPENSES:
   Cost of sales                      14,136,851    17,591,952    15,770,356
   General and administrative          1,775,703     2,525,261     2,265,883
   Interest expense                      130,711       110,081        79,921
                                      ----------    ----------    ----------
     TOTAL COST AND EXPENSES          16,043,265    20,227,294    18,116,160
                                      ----------    ----------    ----------
EQUITY IN JOINT VENTURE INCOME           664,133       686,451       608,415

MINORITY INTEREST IN (INCOME)
   OF PARTNERSHIP                         (4,711)       (2,336)       (2,134)
                                      ----------    ----------    ----------
     INCOME (LOSS)-BEFORE GAIN ON
       DISPOSAL OF ASSETS              1,703,626    (1,431,029)      621,333
                                      ----------    ----------    ----------
REALIZED GAIN ON SALE OF
  MARKETABLE SECURITIES                        -       135,405       176,586

NET GAIN ON DISPOSAL OF PROPERTY
   AND EQUIPMENT                         793,855       720,855       303,899
                                      ----------    ----------    ----------
     GAIN ON DISPOSAL OF ASSETS          793,855       856,260       480,485
                                      ----------    ----------    ----------
     INCOME (LOSS)-BEFORE
      INCOME TAXES                     2,497,481      (574,769)    1,101,818

INCOME TAX PROVISION (BENEFIT)           539,129      (486,746)      122,581
                                      ----------    ----------    ----------
          NET INCOME (LOSS)          $ 1,958,352       (88,023)      979,237
                                      ==========    ==========    ==========
Net Income (Loss) Per Common
 Share Outstanding                   $      1.63          (.07)          .76
                                      ==========    ==========    ==========

The accompanying notes to consolidated financial statements are an integral part of these statements.

                 VULCAN INTERNATIONAL CORPORATION AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                        Three years ended December 31, 1996

                                     $3.00 Prior    $4.50 Cumulative
                                  Preferred Shares  Preferred Shares   Common
                                    Outstanding       Outstanding      Stock
                                  ---------------   ---------------   -------
                                  Shares   Amount   Shares   Amount

Balance at January 1, 1994         280    $28,000    697     38,335   249,939

Add-Net income for the year
    Cumulative effect of
     change in accounting
     for marketable securities
    Change in net unrealized
     holding gain, net of tax
    Sale of treasury shares
                                   ---     ------    ---     ------   -------
                                   280     28,000    697     38,335   249,939

Deduct-Dividends declared:
        $3.00 per share-preferred
        $4.50 per share-preferred
        $ .80 per share-common
       Purchase of treasury shares
       Redemption of preferred
        shares                                        (5)      (275)
                                   ---     ------    ---     ------   -------
Balance at December 31, 1994       280     28,000    692     38,060   249,939

Add-Change in net unrealized
     holding gain, net of tax
    Sale of treasury shares
                                   ---     ------    ---     ------   -------
                                   280     28,000    692     38,060   249,939

Deduct-Net loss for the year
       Dividends declared:
        $3.00 per share-preferred
        $4.50 per share-preferred
        $ .80 per share-common
       Purchase of treasury shares
                                   ---     ------    ---     ------   -------
Balance at December 31, 1995       280     28,000    692     38,060   249,939

Add-Net income for the year
    Change in net unrealized
     holding gain, net of tax
    Sale of treasury shares
                                   ---     ------    ---     ------   -------
                                   280     28,000    692     38,060   249,939

Deduct-Dividends declared:
        $3.00 per share-preferred
        $4.50 per share-preferred
        $ .80 per share-common
       Purchase of treasury shares
                                   ---     ------    ---     ------   -------
Balance at December 31, 1996       280    $28,000    692     38,060   249,939
                                   ===     ======    ===     ======   =======

                                     Additional
                                      Paid-In     Retained    Net Unrealized
                                      Capital     Earnings     Holding Gain
                                     ----------   --------    --------------
Balance at January 1, 1994            4,242,981  23,930,424

Add-Net income for the year                         979,237
    Cumulative effect of
     change in accounting
     for marketable securities                                  16,502,269
    Change in net unrealized
     holding gain, net of tax                                   (3,736,495)
    Sale of treasury shares               3,900
                                      ---------  ----------     ----------
                                      4,246,881  24,909,661     12,765,774

Deduct-Dividends declared:
        $3.00 per share-preferred                       840
        $4.50 per share-preferred                     3,131
        $ .80 per share-common                    1,025,220
       Purchase of treasury shares
       Redemption of preferred
        shares                              (45)
                                      ---------  ----------     ----------
Balance at December 31, 1994          4,246,836  23,880,470     12,765,774

Add-Change in net unrealized
     holding gain, net of tax                                    9,212,049
    Sale of treasury shares              37,125
                                      ---------  ----------     ----------
                                      4,283,961  23,880,470     21,977,823

Deduct-Net loss for the year                         88,023
       Dividends declared:
        $3.00 per share-preferred                       840
        $4.50 per share-preferred                     3,114
        $ .80 per share-common                      992,009
       Purchase of treasury shares
                                      ---------  ----------     ----------
Balance at December 31, 1995          4,283,961  22,796,484     21,977,823

Add-Net income for the year                       1,958,352
    Change in net unrealized
     holding gain, net of tax                                    6,006,003
    Sale of treasury shares           1,336,032
                                      ---------  ----------     ----------
                                      5,619,993  24,754,836     27,983,826



Deduct-Dividends declared:
        $3.00 per share-preferred                       840
        $4.50 per share-preferred                     3,114
        $ .80 per share-common                      968,226
       Purchase of treasury shares
                                      ---------  ----------     ----------
Balance at December 31, 1996          5,619,993  23,782,656     27,983,826
                                      =========  ==========     ==========


                                                                    Total
                                              Common             Shareholders'
                                          Treasury Shares           Equity
                                       --------------------      ------------
                                       Shares        Amount

Balance at January 1, 1994             711,966   11,745,865       16,743,814

Add-Net income for the year                                          979,237
    Cumulative effect of
     change in accounting
     for marketable securities                                    16,502,269
    Change in net unrealized
     holding gain, net of tax                                     (3,736,495)
    Sale of treasury shares               (300)      (1,500)           5,400
                                       -------   ----------       ----------
                                       711,666   11,744,365       30,494,225

Deduct-Dividends declared:
        $3.00 per share-preferred                                        840
        $4.50 per share-preferred                                      3,130
        $ .80 per share-common                                     1,025,220
       Purchase of treasury shares       6,028      126,433          126,433
       Redemption of preferred
        shares                                                           320
                                       -------   ----------       ----------
Balance at December 31, 1994           717,694   11,870,798       29,338,281

Add-Change in net unrealized
     holding gain, net of tax                                      9,212,049
    Sale of treasury shares             (3,000)     (15,000)          52,125
                                       -------   ----------       ----------
                                       714,694   11,855,798       38,602,455

Deduct-Net loss for the year                                          88,023
       Dividends declared:
        $3.00 per share-preferred                                        840
        $4.50 per share-preferred                                      3,114
        $ .80 per share-common                                       992,009
       Purchase of treasury shares      69,946    1,412,981        1,412,981
                                       -------   ----------       ----------
Balance at December 31, 1995           784,640   13,268,779       36,105,488

Add-Net income for the year                                        1,958,352
    Change in net unrealized
     holding gain, net of tax                                      6,006,003
    Sale of treasury shares            (75,000)    (325,092)       1,661,124
                                       -------   ----------       ----------
                                       709,640   12,943,687       45,730,967

Deduct-Dividends declared:
        $3.00 per share-preferred                                        840
        $4.50 per share-preferred                                      3,114
        $ .80 per share-common                                       968,226
       Purchase of treasury shares      35,528      810,028          810,028
                                       -------   ----------       ----------
Balance at December 31, 1996           745,168   13,753,715       43,948,759
                                       =======   ==========       ==========

The accompanying notes to consolidated financial statements are an integral part of these statements.

                 VULCAN INTERNATIONAL CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                       Three years ended December 31, 1996

                                                 1996         1995         1994
CASH FLOWS FROM OPERATING ACTIVITIES:
 Cash received from customers            $ 15,652,624   16,031,277   16,824,484
 Cash paid to suppliers and employees     (15,095,554) (18,173,744) (18,311,533)
 Dividends and interest received            1,628,811    1,594,657    1,486,973
 Interest paid                               (142,349)    (104,101)     (76,015)
 Income tax refunds                           194,199            -            -
 Income taxes paid                           (330,014)      (7,802)    (235,000)
                                           ----------   ----------   ----------
      NET CASH FLOWS FROM
       OPERATING ACTIVITIES                 1,907,717     (659,713)    (311,091)
                                           ----------   ----------   ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Proceeds from sale of marketable
  securities                                        -      326,293    1,011,627
 Proceeds from sale of property
  and equipment                               992,533      802,983      305,967
 Advances on notes receivable                       -      (54,671)           -
 Purchase of marketable securities                  -       (9,508)     (16,228)
 Purchase of property, plant and
  equipment                                  (981,721)    (410,143)    (565,884)
 Distribution from joint venture              650,000    1,575,000      475,000
 Collection on notes receivable                72,014       58,304       45,217
                                           ----------   ----------   ----------
      NET CASH FLOWS FROM
       INVESTING ACTIVITIES                   732,826    2,288,258    1,255,699
                                           ----------   ----------   ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Borrowings under credit agreements         1,195,000    2,625,000    2,060,000
 Principal payments under credit
  agreements                               (3,370,000)  (1,835,000)  (1,675,000)
 Proceeds from sale of treasury shares      1,434,250            -            -
 Purchase of common and preferred shares     (810,028)  (1,412,981)    (126,753)
 Cash dividends paid                         (972,180)    (995,963)  (1,029,190)
                                           ----------   ----------   ----------
      NET CASH FLOWS FROM
       FINANCING ACTIVITIES                (2,522,958)  (1,618,944)    (770,943)
                                           ----------   ----------   ----------
      NET INCREASE IN CASH AND
       CASH EQUIVALENTS                       117,585        9,601      173,665

CASH AND CASH EQUIVALENTS AT
 BEGINNING OF YEAR                          1,136,553    1,126,952      953,287
                                           ----------   ----------   ----------
CASH AND CASH EQUIVALENTS AT
 END OF YEAR                             $  1,254,138    1,136,553    1,126,952
                                           ==========   ==========   ==========
RECONCILIATION OF NET INCOME (LOSS)
 TO NET CASH FLOWS FROM OPERATING
 ACTIVITIES:
  Net income (loss)                      $  1,958,352      (88,023)     979,237
  Adjustments:
    Depreciation and amortization             677,621      694,790      812,575
    Deferred income tax                       324,697     (423,103)     (63,426)
    Equity in joint venture income and
     minority interest                       (661,917)    (684,115)    (606,281)
    Gain on sale of marketable securities           -     (135,405)    (176,586)
    Gain on sale of property and equipment   (793,855)    (720,855)    (303,899)
    Dividend reinvestments                          -            -      (30,467)
    Stock compensation programs               226,875       52,125        5,400
    (Increase) decrease in accounts
     receivable                               283,966     (431,848)     324,860
    (Increase) decrease in inventories        437,957    1,043,737   (1,133,815)
    Increase (decrease) in accounts
     payable, accrued expenses and other     (545,979)      32,984     (118,689)
                                           ----------   ----------   ----------
      NET CASH FLOWS FROM
       OPERATING ACTIVITIES              $  1,907,717     (659,713)    (311,091)
                                           ==========   ==========   ==========

The accompanying notes to consolidated financial statements are an integral part of these statements.

                 VULCAN INTERNATIONAL CORPORATION AND SUBSIDIARIES

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       Three years ended December 31, 1996


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

It is the policy of the Company to employ generally accepted accounting principles in the preparation of its financial statements. A summary of the Company's significant accounting policies follows:

ACCOUNTING ESTIMATES-
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

BASIS OF CONSOLIDATION-
The consolidated financial statements include the accounts of Vulcan International Corporation, its wholly-owned subsidiary companies and its majority-owned partnership. Intercompany accounts and transactions have been eliminated in consolidation.

MINORITY INTEREST-
Cincinnati Club Building Associates (CCBA) was formed in 1993 for the purchase of certain commercial property in Cincinnati, Ohio. The Company's offices are located in a portion of the property with the remainder available for leasing. The Company's consolidated financial statements include 100% of the assets, liabilities and income, or loss, of CCBA. The minority owner's 2.5% interest in CCBA is reflected as a minority interest in partnership and a minority interest in (income) of partnership in the respective consolidated balance sheets and consolidated statements of income.

MARKETABLE SECURITIES-
Marketable securities are classified as securities available-for-sale and, accordingly, are recorded at fair market value. Marketable securities available for current operations are classified as current assets while securities held for non-current uses are classified as long-term assets. Dividends and interest are recorded in income when earned. Unrealized holding gains and losses, net of deferred tax, are included as a component of shareholders' equity until realized. In computing realized gain or loss on the sale of marketable securities, the cost of securities sold is determined by the specific identification method.

INVENTORIES-
Substantially all inventories are stated at cost under the last-in, first-out
(LIFO) method, which is not in excess of market.

PROPERTY, PLANT AND EQUIPMENT-
Property, plant and equipment are stated at cost. Lease obligations transferring substantially all of the benefits and risks incident to the ownership of property are considered capital leases and are accounted for as the acquisition of an asset and the incurrence of a long-term obligation. All other leases are accounted for as operating leases.

                 VULCAN INTERNATIONAL CORPORATION AND SUBSIDIARIES

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       Three years ended December 31, 1996
                                  (Continued)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (Continued)

PROPERTY, PLANT AND EQUIPMENT-  (Continued)
The Company provides for depreciation over the estimated useful lives of the respective assets using both straight line and accelerated methods. Buildings and improvements are depreciated over 10 to 45 years, machinery and equipment over 3 to 11 years, and leasehold improvements are amortized over the lives of the leases. Timber depletion charges are based on the cost of timber cut.

INVESTMENT IN JOINT VENTURE-
In June 1990 the Company formed a Joint Venture, the Vulcan Brunswick Bowling Pin Company, with Brunswick Bowling and Billiards Corporation to manufacture bowling pins. The Company has an undivided 50% interest in the Joint Venture which is accounted for under the equity method of accounting. Under this method, the Company records the investment at its original cost adjusted for 50% of the Joint Venture's income or loss since formation less any distributions received from the Joint Venture.

INCOME TAXES-
Income tax expense (benefit) includes the tax effects of all revenue and expense transactions included in the determination of pretax accounting income. Deferred income tax results from temporary differences in the financial statement basis and tax basis of assets and liabilities. These temporary differences apply principally to depreciation expense, allowance for doubtful accounts, compensated absences, prepaid pension expense and unrealized holding gains on marketable securities. Tax credits are recognized by a reduction of income tax expense in the periods the credits arise for tax purposes.

RETIREMENT PLANS-
The Company maintains a noncontributory defined benefit pension plan for certain eligible salaried and hourly employees. Pension benefits are determined annually by consulting actuaries and are based on average compensation and years of service. Past service cost is amortized over periods not exceeding 30 years.

The Company also maintains a noncontributory defined contribution pension plan for certain eligible union employees. Contributions to the plan are based upon a participant's hours of service.

The qualified plans are funded annually to meet the minimum funding requirements of the Internal Revenue Code and the Employee Retirement Income Security Act of 1974.

ADVERTISING COSTS-
Advertising costs are generally expensed as incurred.

                 VULCAN INTERNATIONAL CORPORATION AND SUBSIDIARIES

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       Three years ended December 31, 1996
                                  (Continued)


NOTE  1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (Continued)

CASH EQUIVALENTS-
For purposes of the statement of cash flows, the Company considers all time deposits, certificates of deposit and other highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

NET INCOME PER SHARE-
Net income (loss) per share of common stock outstanding is computed on the basis of the weighted average number of common shares outstanding during each year after giving effect to dividends on preferred shares.


NOTE  2 - MARKETABLE SECURITIES

The Company's investments in marketable securities have been classified as available-for-sale securities and reported at their fair value as determined by quoted market prices as follows:
                                               Unrealized          Fair
                                 Cost             Gains            Value
          1996
          Current          $ 3,756,586         20,224,759       23,981,345
          Long-term          2,623,283         22,174,978       24,798,261
                             ---------         ----------       ----------
                           $ 6,379,869         42,399,737       48,779,606
                             =========         ==========       ==========
          1995
          Current          $ 3,756,586         14,667,363       18,423,949
          Long-term          2,623,283         18,632,370       21,255,653
                             ---------         ----------       ----------
               Total       $ 6,379,869         33,299,733       39,679,602
                             =========         ==========       ==========

The unrealized holding gains are included, net of deferred income tax, as a component of shareholders' equity.
                                                           1996         1995

   Realized gains on available-for-sale securities      $     -      135,405
   Gross proceeds on available-for-sale securities            -      326,293

As of February 15, 1997, the fair value of marketable securities was approximately $56,113,000 and the net unrealized holding gain was approximately $32,824,000 net of deferred taxes of approximately $16,909,000.

                 VULCAN INTERNATIONAL CORPORATION AND SUBSIDIARIES

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       Three years ended December 31, 1996
                                  (Continued)


NOTE 2 - MARKETABLE SECURITIES  (Continued)

In 1994, the Company adopted SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities". The cumulative effect of this change is included in shareholders' equity at January 1, 1994.


NOTE 3 - INVENTORIES

Inventories at December 31, 1996 and 1995, were classified as follows:
                                             December 31,
                                          1996          1995
                                       ------------------------

          Finished goods               $203,394        498,630
          Work in process               131,054        213,496
          Raw materials                 299,547        359,826
                                        -------      ---------
             Total                     $633,995      1,071,952
                                        =======      =========

As indicated in Note 1, substantially all inventories are stated at cost determined under the LIFO method. If valued at current replacement cost, inventories would have been approximately $1,290,000 and $2,211,000 greater than reported at December 31, 1996 and 1995, respectively.

In each of the years ended December 31, 1996 and 1995, inventory quantities were reduced. These reductions resulted in liquidations of LIFO inventory quantities carried at lower costs prevailing in prior years as compared with the cost of current purchases. The inventory reductions increased 1996 and 1995 net income by approximately $431,000 and $28,000, respectively, or $.36 and $.02 per common share outstanding, respectively.


NOTE 4 - JOINT VENTURE

In June 1990 the Company acquired a 50% interest in a Joint Venture, Vulcan Brunswick Bowling Pin Company (VBBPC) which manufactures bowling pins in Antigo, Wisconsin, for Brunswick and the Company.

                 VULCAN INTERNATIONAL CORPORATION AND SUBSIDIARIES

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       Three years ended December 31, 1996
                                  (Continued)


NOTE 4 - JOINT VENTURE  (Continued)

Summarized financial information for VBBPC consists of the following:
                                                           December 31,
                                                       1996          1995
                                                     ----------------------
          Assets:
            Current assets                          $ 2,365,653   1,648,167
            Fixed assets                              4,394,803   5,112,548
            Other                                     3,296,100   3,380,399
                                                     ----------  ----------
               Total                                $10,056,556  10,141,114
                                                     ==========  ==========
          Liabilities and Partners' Capital:
            Current liabilities                     $   468,706     477,634
            Partners' capital                         9,587,850   9,663,480
                                                     ----------  ----------
               Total                                $10,056,556  10,141,114
                                                     ==========  ==========

  Statements of Operations                      Period ended December 31,
                                         ------------------------------------
                                            1996         1995         1994
          Net sales                     $13,373,665   15,611,634   14,244,561
          Costs and expenses             12,162,770   13,870,734   13,394,648
          Other income (expenses)            13,475       30,316      (17,661)
                                         ----------   ----------   ----------
          Net income                    $ 1,224,370    1,771,216      832,252
                                         ==========   ==========   ==========
          Company's equity in net
           income of VBBPC              $   612,185      885,608      416,126
          Adjustments                        51,948     (199,157)     192,289
                                         ----------   ----------   ----------
          Company's equity in net
           income                       $   664,133      686,451      608,415
                                         ==========   ==========   ==========

The Company's investment in the Joint Venture including accumulated income, less distributions, since acquisition at December 31, 1996, is $685,832. The Company's 50% interest in the net assets of VBBPC amounted to $5,028,278 at December 31, 1996. Included in the Company's retained earnings at December 31, 1996, is $413,000 of undistributed earnings from the Joint Venture. The Company is also jointly and severally liable under VBBPC's revolving loan agreement. There were no borrowings under the loan agreement at December 31, 1996 or 1995. The Company adjusts its investment in VBBPC through its equity in VBBPC's net income which is further adjusted to reflect inventories on the last-in, first-out method of accounting.

                 VULCAN INTERNATIONAL CORPORATION AND SUBSIDIARIES

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       Three years ended December 31, 1996
                                  (Continued)


NOTE 4 - JOINT VENTURE (Continued)

Transactions between VBBPC and the Company consist of the following at
December 31:
                                              1996        1995         1994
          Sales to VBBPC               $   315,000     427,000      346,000
          Purchases from VBBPC           2,851,000   2,921,000    3,677,000
          Administrative fees received
            from VBBPC                      30,000      30,000       30,000
          Net amount due from (to)
           VBBPC                          (197,000)     67,000      (33,000)
          Distributions from VBBPC         650,000   1,575,000      475,000


NOTE 5 - NOTES PAYABLE

The Company maintains a revolving credit agreement with its bank that provides for borrowings of up to $4,500,000 through August 1, 1997. Interest is payable monthly at the federal funds rate plus 1.75%. Borrowings under the agreement are secured by certain marketable equity securities. At December 31, 1995, borrowings under the agreement amounted to $2,175,000. There were no borrowings, under the agreement, at December 31, 1996. The weighted average interest rate was 7.16% and 7.65% for the respective years ended December 31, 1996 and 1995. Marketable securities pledged as collateral under the agreement had a market value of approximately $19,255,000 at December 31, 1996.

The Company also maintains a revolving credit agreement with its bank that provides for additional short-term borrowings of up to $5,000,000 at the prime rate secured by certain real and personal property of the Company.


NOTE 6 - LEASES

The Company leases office space to various tenants under operating leases expiring from 1997 to 2000.  The company's basis in the property held for lease at December 31, 1996 and 1995 is as follows:
                                                1996            1995
          Land                                $ 37,803        37,803
          Building and improvements            483,772       384,841
                                               -------       -------
                                               521,575       422,644
            Less accumulated depreciation       74,372        36,623
                                               -------       -------
                                              $447,203       386,021
                                               =======       =======

                 VULCAN INTERNATIONAL CORPORATION AND SUBSIDIARIES

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       Three years ended December 31, 1996
                                  (Continued)


NOTE 6 - LEASES  (Continued)

Minimum future rental income under noncancelable leases as of December 31,
1996, are as follows:
          Year ending December 31,
                   1997                        $374,000
                   1998                         313,000
                   1999                         226,000
                   2000                         172,000

The Company incurred rental expense under operating leases for the years ended December 31, 1996, 1995, and 1994 of approximately $12,000, $12,000 and
$18,000, respectively.


NOTE 7 - EMPLOYEE BENEFIT PLANS

The Company maintains a noncontributory defined benefit pension plan for certain eligible salaried and hourly employees.  The net pension credit recognized in the accompanying consolidated statements of income for the three years ended December 31, 1996, consisted of:
                                            1996          1995          1994
          Service cost                $   57,536        81,209        83,694
          Interest cost                  487,918       468,549       449,436
          Return on plan assets:
            Actual                    (1,241,275)   (2,094,418)      411,510
            Deferred                     424,972     1,416,777    (1,147,264)
          Amortization of prior
            service cost                  90,715        90,715        90,715
          Amortization of deferred gain        -             -       (17,935)
          Amortization of net
            transition asset            (131,001)     (131,001)     (131,001)
                                       ---------     ---------     ---------
                Net pension credit    $ (311,135)     (168,169)     (260,845)
                                       =========     =========     =========


                 VULCAN INTERNATIONAL CORPORATION AND SUBSIDIARIES

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       Three years ended December 31, 1996
                                  (Continued)


NOTE 7 - EMPLOYEE BENEFIT PLANS  (Continued)

The funded status of the plan and amounts reported in the accompanying consolidated balance sheets at December 31, 1996 and 1995 are summarized as follows:
                                                        1996          1995
   Actuarial present value of
    benefit obligations:
     Vested                                      $ 7,591,908     6,975,320
     Nonvested                                        14,533        15,676
                                                  ----------    ----------
         Accumulated benefit obligation          $ 7,606,441     6,990,996
                                                  ==========    ==========

   Projected benefit obligation                  $(7,854,252)   (7,594,690)
   Fair market value of plan assets               11,247,429    10,401,416
   Excess of plan assets over
    projected benefit obligation                   3,393,177     2,806,726
   Unrecognized prior service cost                   482,125       572,840
   Unrecognized net gain from actual
    experience different from that assumed        (1,093,716)     (778,114)
   Unrecognized net transition asset                (655,002)     (786,003)
                                                  ----------    ----------
         Prepaid pension expense                 $ 2,126,584     1,815,449
                                                  ==========    ==========

Significant actuarial assumptions used in the above computations include the following:
                                                        1996          1995
   Assumed discount rate                                 6.5%          6.5%
   Expected long-term rate of return on
     plan assets                                         8.0%          8.0%
   Rate of increase in future compensation levels        4.5%          4.5%
   Average remaining service period                    15 years      15 years


Pension plan assets are invested primarily in U.S. Government guaranteed debt securities and publicly-traded stocks and bonds. The vested actuarial present value of benefit obligations is based upon the participant's expected date of separation or retirement.

Company contributions to union sponsored multi-employer pension plans amounted to $12,000 in 1996, $13,400 in 1995 and $12,900 in 1994. The Company's
relative position and undertaking in regard to these plans is not readily determinable. Company contributions to its defined contribution plan were $24,200 in 1996, $39,900 in 1995 and $33,700 in 1994.

                 VULCAN INTERNATIONAL CORPORATION AND SUBSIDIARIES

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       Three years ended December 31, 1996
                                  (Continued)


NOTE 7 - EMPLOYEE BENEFIT PLANS  (Continued)

The Company maintains a stock option plan that provides for the granting of options to certain key employees to purchase shares of treasury stock at such price as may be determined by the Board of Directors. If the employee voluntarily leaves the Company within two years of exercising a stock option, for reasons other than death or disability, the Company may, at its option, reacquire the employee's stock at the original exercise price within three months of the employee's termination.

In 1993, the Company's Stock Option Committee granted options, under the plan, to purchase not more than 50,000 shares of treasury stock at $19.75 per share. There were 46,000 options outstanding which were exercised in 1996. In 1995, the Company's Stock Option Committee granted options, under the plan, to purchase not more than 25,000 shares of treasury stock at $20 per share. During 1996, all of the outstanding stock options were exercised. The Company recognized approximately $162,000 additional compensation expense related to the exercise of the options.


Additional information relating to the option plan is as follows:
                                                       Year ended December 31,
                                                          1996          1995
          Options outstanding January 1                 71,000        46,000
          Options granted                                    -        25,000
          Options exercised                             71,000             -
          Options expired                                    -             -
                                                        ------        ------
          Options outstanding at December 31                 -        71,000
                                                        ======        ======

Additionally, in 1995, the Company's Board of Directors adopted a resolution making treasury shares available for purchase by the directors at the closing market price on the date of exercise up to a maximum of 25,000 shares per year. Shares purchased under this policy may not be transferred for a period of six months to anyone other than the Company, another director, or in the event of the death of the director, to the director's estate. The resolution provided for said policy to continue until rescinded by the Board of Directors.


NOTE 8 - CONTINGENCIES

The Company has been advised that it is a potentially responsible party, together with 18 other parties, with regard to the Resolve, Inc. Superfund Site, located in North Dartmouth, Massachusetts with potential joint and several liability of $5.7 million. The Company is contesting any liability for this site. The Company's liability cannot be estimated at this time. There may be other potential clean-up liability at other sites of which the Company has no specific knowledge.

                 VULCAN INTERNATIONAL CORPORATION AND SUBSIDIARIES

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       Three years ended December 31, 1996
                                  (Continued)

NOTE 8 - CONTINGENCIES  (Continued)

The Company is involved in litigation matters and other claims which are normal in the course of operations. Management believes that the resolution of these matters will not have a material effect on the Company's business or financial condition.

NOTE 9 - REDEEMABLE PREFERRED STOCK

Upon liquidation or redemption, the holders of the $4.50 Cumulative Preferred stock are entitled to receive $100.00 per share together with all unpaid cumulative dividends in lieu of the stated value of $55.00 per share. Redemption of this stock as well as the $3.00 Prior Preferred is not mandatory and, therefore, is redeemable solely at the Company's option he aggregate of the preference upon liquidation or redemption in excess of stated value amounted to approximately $31,000 at December 31, 1996 and 1995.

NOTE 10 - INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Alternative minimum tax credits may be carried forward indefinitely. In accordance with SFAS No. 109, a deferred tax liability of $158,000 is not recognized for undistributed earnings of a subsidiary arising before 1993. These earnings will be subject to tax when distributed.

Significant components of the Company's deferred tax liabilities and assets as of December 31 are as follows:
                                                            1996         1995
    Deferred tax liabilities:
      Tax over book depreciation                     $   174,717      293,934
      Prepaid pension expense                            749,158      641,466
      Undistributed earnings of
       domestic subsidiary                               146,400      114,107
      Unrealized holdings gains                       14,415,910   11,321,909
                                                      ----------   ----------
              Total deferred tax liabilities          15,486,185   12,371,416
                                                      ----------   ----------
    Deferred tax assets:
      Vacation accruals                                   47,855       85,175
      Allowance for doubtful accounts                     87,957       67,253
      Accrued and deferred state income taxes              4,341       25,226
      Contributions carryforward                               -       36,005
      Alternative minimum tax
       credit carryforward                               636,662      867,085
                                                      ----------   ----------
              Total deferred tax assets                  776,815    1,080,744
                                                      ----------   ----------
                  Net deferred tax liabilities       $14,709,370   11,290,672
                                                      ==========   ==========

                 VULCAN INTERNATIONAL CORPORATION AND SUBSIDIARIES

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       Three years ended December 31, 1996
                                  (Continued)


NOTE 10 - INCOME TAXES  (Continued)

Significant components of the income tax provision (benefit) are as follows:
                                            1996          1995          1994
          Current                       $214,432       (63,643)      186,007
          Deferred                       324,697      (423,103)      (63,426)
                                         -------      --------       -------
                                        $539,129      (486,746)      122,581
                                         =======      ========       =======


A reconciliation of income tax at the federal statutory rate of 34% to the income tax provision (benefit) follows:
                                               1996      1995       1994
  Income taxes (benefit) at federal
   statutory rate                         $ 849,143  (195,421)   374,618
  Increase (reduction) in taxes
   resulting from:
    Domestic corporation
     dividend received deduction           (362,893) (356,567)  (262,038)
    Amortization                             16,386    16,386     16,386
    Other-net                                36,493    48,856     (6,385)
                                            -------   -------    -------
        Income tax provision (benefit)    $ 539,129  (486,746)   122,581
                                            =======   =======    =======

NOTE 11 - FINANCIAL INSTRUMENTS

The carrying amounts of cash, accounts receivable, notes receivable with interest rates similar to rates offered on other instruments with similar maturities and terms, and current liabilities approximate fair value. The fair value of marketable securities was determined based on quoted market prices.

Financial instruments which potentially subject the Company to concentrations of credit risk are cash investments and a note receivable. The Company places its cash investments with high-credit-quality financial institutions. The note receivable is secured by a mortgage on certain real estate in Cincinnati, Ohio. The Company believes no significant concentration of credit risk exists with respect to these financial instruments.

                 VULCAN INTERNATIONAL CORPORATION AND SUBSIDIARIES

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       Three years ended December 31, 1996
                                  (Continued)



NOTE 12 - BUSINESS SEGMENTS

The Company operates principally in two industries, Shoe Products and Bowling Pins. The operations in the Shoe Products Division involve the production of shoe heels, soles and lasts for the shoe industry and other rubber products. Total revenue by industry includes both sales to unaffiliated customers, as reported in the Company's consolidated income statement, and intersegment sales which are accounted for generally at current market prices.

The company sells its products principally within the United States. Sales in various foreign countries totaled $1,899,000 in 1996. The Company does not have assets located outside the United States.

Operating profit is total revenue less operating expenses. In computing operating profit, the following items have not been added or deducted: general corporate expenses, interest expense, federal and state income taxes, dividend and interest income and gains or losses realized on the disposal of property and equipment and the sale of marketable securities.

Identifiable assets by industry are those assets that are used in the Company's operations in each industry. Corporate assets consist principally of cash, marketable securities and notes receivable. To reconcile industry information with consolidated amounts, intersegment sales of $136,100 in 1996, $40,200 in 1995 and $56,700 in 1994 have been eliminated.

More than ten percent of aggregate revenues of the segments were derived each year from certain customers. The shoe products segment had sales to a single customer amounting to $3,492,000 in 1996, $2,223,000 in 1995 and $1,448,000 in
1994. The bowling pin segment had sales to a single customer amounting to $748,000 in 1996, $823,000 in 1995 and $808,000 in 1994.

                 VULCAN INTERNATIONAL CORPORATION AND SUBSIDIARIES

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       Three years ended December 31, 1996
                                  (Continued)


NOTE 12 - BUSINESS SEGMENTS  (Continued)

Information relative to the two major segments of the Company's operations follows:
                                                 1996        1995        1994
SALES TO UNAFFILIATED CUSTOMERS:
 Shoe Products Segment                    $12,104,816  13,115,811  11,925,658
 Bowling Pins Segment                       2,954,726   3,117,971   4,409,641
 Other                                        400,004     283,322     272,503
                                           ----------  ----------  ----------
                                          $15,459,546  16,517,104  16,607,802
                                           ==========  ==========  ==========
INTERSEGMENT SALES:
 Shoe Products Segment                    $   136,100      40,200      56,700
                                           ==========  ==========  ==========

OPERATING PROFIT (LOSS):
 Shoe Products Segment                    $   (30,498) (3,210,723) (1,520,822)
 Bowling Pins Segment                         675,691     695,289   1,024,078
                                           ----------  ----------  ----------
                                              645,193  (2,515,434)   (496,744)

GENERAL CORPORATE INCOME                    1,982,999   2,050,746   1,678,483

INTEREST EXPENSE                             (130,711)   (110,081)    (79,921)
                                           ----------  ----------  ----------
    INCOME (LOSS) BEFORE
     INCOME TAXES                           2,497,481    (574,769)  1,101,818

INCOME TAX PROVISION (BENEFIT)                539,129    (486,746)    122,581
                                           ----------  ----------  ----------
    NET INCOME (LOSS)                     $ 1,958,352     (88,023)    979,237
                                           ==========  ==========  ==========
DEPRECIATION AND AMORTIZATION:
 Shoe Products Segment                    $   583,292     621,094     742,922
 Bowling Pins Segment                           2,600      10,609      18,182
 Corporate and Other                           91,729      63,087      51,471
                                           ----------  ----------  ----------
                                          $   677,621     694,790     812,575
                                           ==========  ==========  ==========
IDENTIFIABLE ASSETS:
 Shoe Products Segment                    $ 6,448,636   6,781,369   7,626,211
 Bowling Pins Segment                       1,584,317   1,553,993   2,598,509
 Corporate Assets                          51,815,670  42,741,466  28,667,644
                                           ----------  ----------  ----------
    TOTAL ASSETS                          $59,848,623  51,076,828  38,892,364
                                           ==========  ==========  ==========
CAPITAL EXPENDITURES:
 Shoe Products Segment                    $   806,822     231,017     424,934
 Bowling Pins Segment                     $         -           -           -
                                           ==========  ==========  ==========

                 VULCAN INTERNATIONAL CORPORATION AND SUBSIDIARIES

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       Three years ended December 31, 1996
                                  (Continued)

NOTE 13 - COMPUTATION OF NET INCOME (LOSS) AND CASH DIVIDENDS
           PER COMMON SHARE OUTSTANDING:
                                               1996        1995        1994
  a) Net income (loss)                   $1,958,352     (88,023)    979,237

  b) Dividends on preferred shares            3,954       3,954       3,971
                                          ---------   ---------   ---------
  c) Net income (loss) attributable to
      common shares                      $1,954,398     (91,977)    975,266
                                          =========   =========   =========
  d) Dividends on common shares          $  968,226     992,009   1,025,220
                                          =========   =========   =========
  Weighted average shares:

  e) Common shares issued                 1,999,512   1,999,512   1,999,512

  f) Common treasury shares                 799,642     756,928     717,561
                                          ---------   ---------   ---------
  g) Common shares outstanding            1,199,870   1,242,584   1,281,951
                                          =========   =========   =========
  h) Income (loss) per common share
      outstanding c/g                    $     1.63        (.07)        .76
                                          =========   =========   =========
  i) Dividends paid per common share     $      .80         .80         .80
                                          =========   =========   =========

                        VULCAN INTERNATIONAL CORPORATION
                               Five-Year Record
                            Selected Financial Data
                            1996        1995        1994        1993        1992
Net revenue          $17,087,469  18,112,150  18,131,212  20,238,119  21,418,889
Income (loss)
 before taxes          2,497,481    (574,769)  1,101,818   3,765,941   1,881,569
Income taxes
 (benefit)               539,129    (486,746)    122,581     980,891     307,483
Cumulative effect of
 change in accounting
 income tax                    -           -           -           -     281,400 (1)
Net income (loss)      1,958,352     (88,023)    979,237   2,785,050   1,855,486
Income (loss) per
 common share               1.63        (.07)        .76        2.18        1.53
Dividends per
 common share                .80         .80         .80         .80         .80
Property, plant and
 equipment (net)       2,955,657   2,851,181   3,201,587   3,485,389   3,847,315
Depreciation             662,687     677,631     788,168     787,970     901,497
Current assets        28,500,783  23,624,962  17,660,662  11,888,722  11,662,651
Ratio current assets
 to current
 liabilities           3.62 to 1   2.80 to 1   3.48 to 1   6.36 to 1   4.19 to 1
Total assets          59,848,623  51,076,828  38,892,364  19,302,295  17,627,548
Long-term debt                 -           -           -           -           -
Redeemable preferred
 stock (solely at the
 option of the issuer)    66,060      66,060      66,060      66,335      66,335
Net unrealized
 holding gain         27,983,826  21,977,823  12,765,774 (2)       -           -
Total shareholders'
 equity               43,948,759  36,105,488  29,338,281  16,743,814  14,375,138
Book value per
 common share              35.04       29.72       22.84       12.95       11.41

(1) Due to adoption of FAS No. 109
(2) Due to adoption of FAS No. 115

                                     Selected Quarterly Financial Data
                                                                         Net Income
                                                                         (Loss) Per
                       Total              Gross             Net         Common Share
                       Revenues        Profit (Loss)    Income (Loss)   Outstanding
                       --------        -------------    -------------   -----------
1996
----
First Quarter        $ 4,330,872           (86,429)            127,695         .10
Second Quarter         4,080,935           629,670             678,607         .57
Third Quarter          4,356,254           439,089             359,581         .30
Fourth Quarter         4,319,408           340,365             792,469         .66
                      ----------         ---------           ---------        ----
                     $17,087,469         1,322,695           1,958,352        1.63
                      ==========         =========           =========        ====
1995
----
First Quarter        $ 4,316,619          (325,987)             85,644         .07
Second Quarter         4,647,245          (328,724)              8,457         .00
Third Quarter          4,410,432          (246,612)                (41)        .00
Fourth Quarter         4,737,854          (173,525)           (182,083)       (.14)
                      ----------         ---------           ---------        ----
                     $18,112,150        (1,074,848)            (88,023)       (.07)
                      ==========         =========           =========        ====

                               IN MEMORY
                         Dr. S. Sumner Rockwern
                              1910 - 1997



Dr. S. Sumner Rockwern, a long-time member of the Board of Directors of Vulcan International Corporation, died on February 16, 1997 at the age of 86. Dr. Rockwern served continuously on the Board of Directors since 1967 and on the Executive Committee of the Board since 1974. In addition to his business and investment interests, Dr. Rockwern was a highly respected physician in Cincinnati for many years. Dr. Rockwern was a valued, respected, contributing director for his entire thirty years of service to the Company. He will be missed.

                      VULCAN INTERNATIONAL CORPORATION
                              Executive Office
                       300 Delaware Avenue, Suite 1704
                          Wilmington, Delaware 19801


                             VULCAN CORPORATION
  Office and Manufacturing Plan                  Accounting Offices
      1151 College Street                        30 Garfield Place
     Clarksville, Tennessee                    Cincinnati, Ohio 45202


                         OTHER MANUFACTURING PLANTS
                             Antigo, Wisconsin
                           Walnut Ridge, Arkansas


                               SALES OFFICES
     Blanchester, Ohio       Cincinnati, Ohio       Clarksville, Tennessee
                          Walnut Ridge, Arkansas


                        STOCK TRANSFER AND REGISTRAR
                                Chase Mellon
                            Shareholders Services


                                  AUDITORS
                            J.D. Cloud & Co. P.L.L.
                               Cincinnati, Ohio

                                    Exhibit 20

                                  PROXY STATEMENT

                          VULCAN INTERNATIONAL CORPORATION
                                300 Delaware Avenue
                            Wilmington, Delaware  19801

                      Notice of Annual Meeting of Shareholders
                              To Be Held May 1, 1997


The Annual Meeting of Shareholders of Vulcan International Corporation will be held at the Metropolitan Club, Salon 2, 19th Floor, 50 East RiverCenter Boulevard, Covington, Kentucky on Thursday, May 1, 1997 at 1:45 p.m. for the following purposes:

1.  To elect Directors.

2. To transact such other business as may properly come before the meeting or any adjournment thereof.

The Board of Directors has established the close of business on March 17 as the record date for determining those shareholders who will be entitled to vote at the meeting.

Wilmington, Delaware                       BY ORDER OF THE BOARD OF DIRECTORS

March 27, 1997                                   VERNON E. BACHMAN, SECRETARY



PLEASE READ THE PROXY STATEMENT AND THEN PROMPTLY COMPLETE, EXECUTE AND RETURN THE ENCLOSED PROXY IN THE ACCOMPANYING POSTAGE-PAID ENVELOPE. YOU CAN SPARE YOUR COMPANY THE EXPENSE OF FURTHER PROXY SOLICITATION BY RETURNING YOUR PROXY CARD PROMPTLY.

                               PROXY STATEMENT

The enclosed proxy is solicited by the Board of Directors of and at the cost of Vulcan International Corporation (the "Company"). Under the Delaware statutes, any shareholder may revoke a proxy by voting in person at the meeting or by delivering a later dated proxy or other writing revoking the proxy before it is voted at the meeting.

The Board of Directors has established as the record date for determining shareholders entitled to notice and to vote at the meeting, the close of business March 17, 1997.


                VOTING SECURITIES AND PRINCIPAL HOLDERS THEREOF

The Company, as of March 17, 1997 had outstanding 1,254,344 shares of common capital stock, each of which is entitled to one vote. There are no other voting or equity securities outstanding. There is set forth below information with respect to the stock ownership of any person who is known to be the beneficial owner of more than 5% of the Company's common stock and the stock ownership of management as of March 17, 1997.

                           HOLDERS OF 5% OR MORE

  Name and Address              Amount and Nature             Percent of Class
  of Beneficial Owner        of Beneficial Ownership
------------------------------------------------------------------------------

    Dimensional Fund
     Advisors, Inc.                Directly Owned:    43,948
    1299 Ocean Avenue            Indirectly Owned:    23,851 (1)
    Santa Monica, CA 90401            Total Owned:    67,799         5.4%

(2) Benjamin Gettler               Directly Owned:   331,915
    9200 Old Indian Hill Rd.     Indirectly Owned:    10,449
    Cincinnati, OH  45243             Total Owned:   342,364        27.3%

                      SECURITY OWNERSHIP OF MANAGEMENT

The total number of equity securities of the Company owned by all directors and officers of the Company as a group (8) as of March 17, 1997 is set forth below:

 Amount and Nature of Beneficial Ownership                    Percent of Class
 -----------------------------------------------------------------------------

Directly Owned:                       421,843
Indirectly Owned:                      33,602
Total Owned:                          455,445                       36.3%


The share ownership of each of the directors and nominees is set forth below under the heading Election of Directors.
_______________

(1) Owned by advisory clients with respect to which Dimensional Fund Advisors, Inc. advises that it has shared voting power.

(2) Does not include 17,051 common shares held by Stanley I. Rafalo as a Trustee of various trusts for the benefit of persons related to Benjamin Gettler. If those shares were included, the total shares directly and indirectly owned would be 359,415 which is 28.7% of the common shares of the Company.

____________________________________________________________________________

                          ELECTION OF DIRECTORS

The shares represented by the proxies will be voted for the election of the seven (7) nominees listed below, each of whom is presently a Director. If any such nominee shall be unable to serve (which is not now contemplated) discretionary authority may be exercised to vote for a substitute. The terms of all of the present Directors expire upon the election of their successors in 1997. The following information is given with respect to the seven (7) nominees based upon the records of the Company and information furnished by each nominee as of March 17, 1997.

                                NOMINEES
                                                     Number of
                                         First      Shares Owned
                                         Became      Directly or    Percent
Name and Principal Occupation    Age   Director In  Indirectly (1)   Owned
____________________________________________________________________________

Leonard Aconsky                   66       l993         4,800          (2)
Consultant to and director
of Acotech Services, a
consulting firm on building
life safety systems; retired
in 1993 as Vice-President and
World-Wide Technical Coordinator
WITCO,a manufacturer of
specialty chemical products;
Director, Vulcan Corporation,
operating subsidiary of Company

Dennis J. Buckley                 48       1991            90          (2)
General Counsel, Vulcan
International Corporation and
Subsidiaries

William T. Crutchfield            73       1963        59,097         4.7
Retired Vice President
Thomson McKinnon Securities, Inc.
Investment Services

Benjamin Gettler (3)              71       1960       342,364        27.3
Chairman of the Board and
President
Vulcan International Corporation
and its operating subsidiary
company, Vulcan Corporation

Thomas D. Gettler, Esq. (3)       38       1992        14,783         1.2
Attorney

James K. Lewis                    71       1978         5,149          (2)
Retired Executive Vice President
The Central Trust Company, N.A.
Banking

Stanley I. Rafalo, O.D. (3)       72       1975        34,052         2.7
Doctor of Optometry

(1) This report of share ownership is pursuant to Securities & Exchange Commission regulations and, therefore, includes shares of close family members residing in nominees' households for which shares Directors disclaim beneficial ownership.

(2)  Ownership is less than 1%.

(3) The number of shares shown as owned directly by Stanley I. Rafalo includes 17,051 shares of common capital stock of the Company held by him as a trustee of various trusts for the benefit of persons related to Benjamin Gettler, including 5,000 as trustee for Thomas D. Gettler.

                       EXECUTIVE COMPENSATION

The following table shows the compensation and stock option awards for the last three fiscal years, and other annual compensation and all other compensation for 1996, to the Chief Executive Officer and for each person who was an executive officer and whose compensation exceeded $100,000.


                     SUMMARY COMPENSATION TABLE
                                                               Long Term
                              Annual Compensation             Compensation
                      --------------------------------------  ------------
                                                    Other                 All other
                                                    Annual                 Compen-
Name and                Year  Salary($)  Bonus(1)   Compen-    Options/   sation (5)
Principal Position                                 sation ($)  SARs (#)      ($)
------------------------------------------------------------------------------------

Benjamin Gettler
Chairman of the Board
and President           1996  225,000     64,500       0            0 (2)    12,000

                        1995  225,000     64,500       0       71,000 (3)    12,000

                        1994  225,000     52,125       0       46,000 (4)    12,000


________

(1) A cash bonus of $64,500 was paid to Mr. Gettler in 1996. No cash bonus was paid in 1994 or 1995. The amounts shown for 1995 and 1994 represent the value of 3,000 shares of Vulcan common stock given in each of those years in lieu of a cash bonus.

(2) Mr. Gettler exercised options on 71,000 shares during the year. There were no options or shares outstanding at the end of 1996.

(3) Mr. Gettler did not exercise any options in 1995. At the end of 1995, there were options on 46,000 shares outstanding at a price of $19.75 and options for 25,000 shares outstanding at a price of $20.00 per share.

(4) Mr. Gettler did not exercise any options in 1994. At the end of 1994, there were options on 46,000 shares outstanding at a price of $19.75 per share.

(5)   Director and Executive Committee Fees.

                           STOCK OPTION PLAN

The Vulcan International Corporation Stock Option Plan (the "Plan") was adopted by the Board of Directors of the Company at its September 5, 1991 meeting. The purpose of the Plan is to provide additional incentives in order that the Company may retain key personnel. The plan provides for the granting of options to purchase totaling not more than 300,000 shares of common stock from the Company's treasury shares of which 177,000 have not previously been granted. The Plan is administered by a Stock Option Committee consisting of not less than three (3) Directors of the Corporation who are not eligible to receive options under the Plan. The current Committee consists of Directors Crutchfield, Rafalo and Aconsky. The Committee determines the key employees to whom the options are granted, the term of the option and the number of shares of each grant subject to the option. The option price is such price as may be determined by the Board of Directors. Each option continues for the period determined by the Committee, which shall be not less than one (1) year or more than three (3) years from the date of its grant. The Plan provides that each key employee to whom an option is granted shall as a condition of his right to exercise such option, agree to remain in the continuous employment of the Company for a period of at least two years from the date of exercise of the option, unless he is prevented from doing so by death or disability. Under the Plan, the Company has the option to repurchase shares from an optionee who terminates employment prior to the expiration of the two-year period.

                  OPTION GRANTS IN LAST FISCAL YEAR

                               None

            AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                                                                   Value of
                                                     Number       Unexercised
                                                   Unexercised   In-the-Money
                  Shares Acquired    Value           Options        Options
Name              or Exercised (#)  Realized ($)   At Year End    At Year End
-----------------------------------------------------------------------------
Benjamin Gettler
Chairman of the Board
and President           71,000       $162,375           0              0

                              PENSIONS

Under the terms of the Company's retirement Plan for salaried employees, salaried personnel are entitled to retire at age 65 with benefits computed on the basis of salary and length of service. The maximum length of service which can be taken into account is 30 years. The method of computing benefits under the retirement plan is: the number of years of employment multiplied by the sum of 1.0% of average monthly salary and .65% of such salary in excess of Social Security covered compensation (all based on the highest 60 consecutive monthly salaries). The aggregate contribution made for the 1995-1996 Plan year was $-0-. For purposes of the Plan, annual compensation means a participant's W-2 earnings for federal income tax purposes, excluding commissions and taxable fringe benefits, with a maximum of $150,000 for 1996. Mr. Gettler has reached normal retirement age and has more than 30 years of service. He is, therefore, entitled to retire at any time with current annual benefits of $147,262, based upon the selection of a joint and survivor benefit.

                            PERFORMANCE GRAPH

                      5-YEAR CUMULATIVE TOTAL RETURN
            COMPARISON OF VULCAN INTERNATIONAL CORPORATION WITH
                  AMEX MARKET INDEX AND PEER GROUP INDEX
                                  FISCAL YEAR ENDING
                    ---------------------------------------------------------
COMPANY             1991      1992      1993      1994      1995      1996
VULCAN INTERNAT
 CORP                100    117.69    136.61    117.59    151.08    221.71
PEER GROUP           100    128.27    172.57    132.86    181.22    210.91
BROAD MARKET         100    101.37    120.44    106.39    137.13    144.70



                  ASSUMES $100 INVESTED ON JANUARY 1, 1992
                         ASSUMES DIVIDEND REINVESTED
                    FISCAL YEAR ENDING DECEMBER 31, 1996


                    COMPANIES COMPRISING THE PEER GROUP

The peer group used in constructing the graph in the Proxy Statement showing the yearly percentage change in cumulative total return consists of the complete list of suppliers to the shoe industry provided by the Footwear Industries of America, the industry association:

                           Georgia Bonded Fibres
                         Goodyear Tire & Rubber Co.
                                Jaclyn Inc.
                                 Katy Inc.
                                Lydall Inc.
                           Vista Resources Inc.
                     Vulcan International Corporation

           DIRECTORS' MEETINGS, COMMITTEE INFORMATION, FEES AND
                        OTHER DIRECTOR TRANSACTIONS


There were five (5) meetings of the Board of Directors in 1996. All Directors attended at least 75% of the total number of Directors' meetings and all Directors attended at least 75% of Committee meetings held by committees on which they served.

The Board of Directors has established two standing committees, namely, an Executive Committee and an Audit and Compensation Committee. The Executive Committee currently consists of Directors Crutchfield, B. Gettler, Rafalo and Buckley and has, in the interim between meetings of the Board of Directors, all of the powers of the Board subject to certain limitations. There were ten
(10) formal meetings of the Executive Committee in 1996.

The Audit and Compensation Committee currently consists of Messrs. Lewis, and Rafalo. The Audit and Compensation Committee reviews the adequacy and sufficiency of the Company's accounting procedures, reviews a report from the independent CPAs prior to the publication of the audited financial statements and considers and recommends to the Board of Directors the selection of the independent CPAs to examine the consolidated financial statements of the Company for the next year. The Committee also reviews and recommends salaries and bonuses of Company executive officers. The Audit and Compensation Committee had two meetings in 1996.

The Company pays each of its Directors $7,000 per year as a director fee. In addition, the members of the Executive Committee are paid $5,000 per year for serving on that Committee. The members of the Audit and Compensation Committee are paid $300 per meeting attended.

There is in effect a Resolution of the Board of Directors pursuant to which any Director may purchase up to 25,000 treasury shares of company stock at the closing bid on the American Stock Exchange on the date of the exercise of such election to purchase. In 1996, pursuant to this Resolution, Mr. Aconsky purchased 1,000 shares at a price of $25.75 per share.

During the year 1996, the Company and its subsidiary companies accrued a total of $113,588 to the law firm of Gettler & Buckley for all legal services to those companies and to Vulcan-Brunswick, a joint venture owned 50% by the Company. Directors Benjamin Gettler and Dennis J. Buckley are members of Gettler & Buckley.

                    COMPENSATION COMMITTEE REPORT ON
                         EXECUTIVE COMPENSATION

                     Committee's Compensation Policy

It is the policy of the Compensation Committee that the Company's Executive Officers should be compensated in accordance with the responsibilities of their position, and their performance in office. Included among the factors considered by the Compensation Committee in carrying out such compensation policies are the historical compensation paid officers of this Company and the compensation paid to executives in similar positions in other companies as well as the Company performance in the fiscal year in question compared to prior fiscal years. The Compensation Committee reviews all relevant factors relating to such performance, including the general economic climate and the climate of the particular industries in which this Company is involved.

In carrying out the foregoing policies, the Compensation Committee also used the factors and criteria set forth hereinafter in determining the annual compensation of the Chief Executive Officer and President of the Company for 1996 and his salary for 1997. The position of Chief Executive Officer and President is held by a single individual, Mr. Benjamin Gettler.

The Company currently has only one officer who is paid over $100,000 per year compared to three such officers prior to Mr. Gettler assuming the position of Chief Executive Officer and President following the death of then C.E.O. Lloyd Miller in April, 1990. In the year preceding his death, Mr. Miller and Mr. Gettler were paid a total of $497,000. The two offices were combined and Mr. Gettler has carried out all of the duties of both offices.

The Company had a net loss in 1995. A number of strategic decisions were made in early 1996 under the leadership of Mr. Gettler. As a result of those strategic decisions and the follow-up required to execute those decisions, the Company had experienced a significant turnaround, resulting in earnings of over $1,500,000 through the first ten months of 1996.

During the past three years, Mr. Gettler's annual compensation has been as follows:
           Year             Salary            Bonus            Total
           ----             ------            -----            -----
           1995            $225,000          $64,500         $289,500
           1994             225,000           52,125          277,125
           1993             225,000           59,250          284,250


Mr. Gettler has advised the Committee that he does not want an increase in his total annual compensation above that paid in 1995.

Based on all the foregoing, it is the determination of the Committee that the cash bonus for the C.E.O. and President for 1996 should be the same amount as in 1995, namely, $64,500. It is further the decision of the Committee that his annual salary for 1997 shall be $275,000.

                  INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

The principal accountant of the Company is J. D. Cloud & Co. P.L.L., certified public accountants. That firm has acted as the principal accountant of the Company since 1956. At the meeting of the Board of Directors following the May, 1996 meeting, the Board again selected that firm to continue to serve as the Company's principal independent public accountants. The practice of the Board of Directors in making a selection at such meeting has been followed by the Company since 1956. The same practice will be followed after the May, 1997 Annual Meeting of Shareholders. Management is not aware of any intended change of principal independent public accountants. Representatives of J. D. Cloud & Co. P.L.L. are not expected to attend the Annual Meeting.

                      PROPOSALS OF SECURITY HOLDERS

No shareholder proposals will be considered at this year's annual meeting.

In the event that any security holder intends to present a proposal at the 1998 Annual Meeting of the Company and such security holder desires that the proposal be included in the Company's proxy statement and form of proxy relating to that meeting, such proposal must be received by the Company by no later than 4:30 P.M. December 1, 1997.

                                 GENERAL

The Company, as of March 17, 1997 had outstanding 1,254,344 shares of capital stock, each of which is entitled to one vote. The record date for determining shareholders entitled to notice and to vote at the meeting is close of business March 17, 1997.

The management knows of no other business to be brought before the meeting for action by the shareholders. If any other matters properly come before the meeting, the proxies in the enclosed form, unless otherwise specified, will be voted on such matters in accordance with the judgment of the Proxy Committee.


                                                 BENJAMIN GETTLER

                                               Chairman of the Board
                                                   and President

                               Exhibit 21

                    VULCAN INTERNATIONAL CORPORATION

                     SUBSIDIARIES OF THE REGISTRANT

                          At December 31, 1996



                                            STATE OF         PERCENTAGE
NAME OF CORPORATION                       INCORPORATION     OF OWNERSHIP
-------------------                       -------------     ------------

Vulcan International Corporation             Delaware          Parent
Vulcan Corporation                           Tennessee          100%
Vulcan Blanchester Realty Co.                Ohio               100%
Southern Heel Company                        Tennessee          100%
ACI International, Inc.                      Delaware           100%
Vulcan Bowling Pin Company                   Tennessee          100%
Cincinnati Club Building Associates
 (Partnership)                               Ohio             97.51%

                               EXHIBIT 99.1

                 INDEPENDENT AUDITORS' REPORT ON SCHEDULE


To the Board of Directors
Vulcan International Corporation
Wilmington, Delaware


We have audited the Consolidated Financial Statements of Vulcan International Corporation and subsidiaries as of December 31, 1996 and 1995, and for each of the three years in the period ended December 31, 1996, and have issued our report thereon dated February 15, 1997; such Consolidated Financial Statements and report are included in Part IV, Item 14(a)1 of this Form 10-K and the 1996 Annual Report to Shareholders and are incorporated herein by reference. Our audit also included the financial statement schedule of Vulcan International Corporation and subsidiaries listed in Part IV, Item 14(a)2. The financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information therein set forth.




                                                /s/ J.D. CLOUD & CO. P.L.L.
                                                Certified Public Accountants

Cincinnati, Ohio
February 15, 1997

                               EXHIBIT 99.2
                                                                  Schedule II
              VULCAN INTERNATIONAL CORPORATION AND SUBSIDIARIES

                      VALUATION AND QUALIFYING ACCOUNTS




                                                  1996       1995      1994
The following reserve is deducted in
the balance sheet from the asset to
which it applies


Reserve for Doubtful Accounts
 Receivable:


Balance at Beginning of Period                $221,952    207,436   154,460


 Additions:
  (1)  Charged to costs and expenses            90,000     54,368   114,148
  (2)  Charged to Other Accounts                     -          -         -

 Deductions:
  Write off of bad debts                        29,105     39,852    61,172
                                               -------    -------   -------

Balance at End of Period                      $282,847    221,952   207,436
                                               =======    =======   =======

                              EXHIBIT 99.3

                    VULCAN-BRUNSWICK BOWLING PIN COMPANY

                            FINANCIAL STATEMENTS

                    For the year ended December 31, 1996



















                                       J.D. CLOUD & CO. P.L.L.
                                     CERTIFIED PUBLIC ACCOUNTANTS
                                          CINCINNATI, OHIO

                       INDEPENDENT AUDITORS' REPORT




To the Partners
Vulcan-Brunswick Bowling Pin Company
Antigo, Wisconsin

We have audited the accompanying balance sheets of Vulcan-Brunswick Bowling Pin Company as of December 31, 1996 and 1995, and the related statements of income, partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the Joint Venture's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Vulcan-Brunswick Bowling Pin Company at December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.




                                            /s/ J.D. CLOUD & CO. P.L.L.
                                            Certified Public Accountants

Cincinnati, Ohio
February 5, 1997

                   VULCAN-BRUNSWICK BOWLING PIN COMPANY

                             BALANCE SHEETS

                      At December 31, 1996 and 1995



     - ASSETS -                                     1996             1995

CURRENT ASSETS:
   Cash                                     $    666,431          160,202
   Accounts receivable                           859,620          259,456
   Inventories                                   837,976        1,196,870
   Prepaid expense                                11,937           31,639
                                              ----------       ----------
     TOTAL CURRENT ASSETS                      2,375,964        1,648,167
                                              ----------       ----------
PROPERTY, PLANT AND EQUIPMENT
   Land                                           72,251           66,077
   Buildings and improvements                  3,871,700        3,767,837
   Machinery and equipment                     4,582,407        4,938,974
   Construction in progress                            -          230,109
                                              ----------       ----------
     Total                                     8,526,358        9,002,997
      Less - Accumulated depreciation          4,131,555        3,890,449
                                              ----------       ----------
     NET PROPERTY, PLANT AND EQUIPMENT         4,394,803        5,112,548
                                              ----------       ----------
OTHER ASSETS:
   Product development costs and other
     intangibles - at cost (less accumulated
     amortization; 1996 - $606,292;
     1995 - $512,404)                          3,144,080        3,237,968
   Other                                         152,020          142,431
                                              ----------       ----------
     TOTAL OTHER ASSETS                        3,296,100        3,380,399
                                              ----------       ----------
          TOTAL ASSETS                       $10,066,867       10,141,114
                                              ==========       ==========

     - LIABILITIES AND PARTNERS' CAPITAL -
CURRENT LIABILITIES:
  Accounts payable                           $   235,870          243,666
  Accrued expenses -
     Salaries and wages                          123,790          127,911
     Taxes and other                             119,357          106,057
                                              ----------       ----------
     TOTAL CURRENT LIABILITIES                   479,017          477,634
                                              ----------       ----------
PARTNERS' CAPITAL                              9,587,850        9,663,480
                                              ----------       ----------
          TOTAL LIABILITIES AND
             PARTNERS' CAPITAL               $10,066,867       10,141,114
                                              ==========       ==========

The accompanying notes to financial statements are an integral part of this statement.

                   VULCAN-BRUNSWICK BOWLING PIN COMPANY

                          STATEMENTS OF INCOME

               For the years ended December 31, 1996 and 1995



                                                      1996            1995
NET SALES                                      $13,373,665      15,611,634
                                                ----------      ----------
COST AND EXPENSES:
   Cost of sales                                12,132,266      13,840,734
   Administrative                                   30,000          30,000
   Interest                                            504               -
                                                ----------      ----------
     TOTAL COST AND EXPENSES                    12,162,770      13,870,734
                                                ----------      ----------

     INCOME FROM OPERATIONS                      1,210,895       1,740,900

OTHER INCOME (EXPENSE) - NET                        13,475          30,316
                                                ----------      ----------
     NET INCOME                                $ 1,224,370       1,771,216
                                                ==========      ==========

The accompanying notes to financial statements are an integral part of this statement.

                   VULCAN-BRUNSWICK BOWLING PIN COMPANY

                     STATEMENTS OF PARTNERS' CAPITAL

              For the years ended December 31, 1996 and 1995



                                                    BRUNSWICK     TOTAL
                                     VULCAN        BOWLING PIN   PARTNERS'
                                   CORPORATION     CORPORATION    CAPITAL
BALANCE - JANUARY 1, 1995          $ 5,521,132      5,521,132   11,042,264

  Add - Net income                     885,608        885,608    1,771,216
  Less - Distributions              (1,575,000)    (1,575,000)  (3,150,000)
                                    ----------     ----------   ----------
BALANCE - DECEMBER 31, 1995          4,831,740      4,831,740    9,663,480

  Add - Net income                     612,185        612,185    1,224,370
  Less - Distributions                (650,000)      (650,000)  (1,300,000)
                                    ----------     ----------   ----------
BALANCE - DECEMBER 31, 1996        $ 4,793,925      4,793,925    9,587,850
                                    ==========     ==========   ==========

The accompanying notes to financial statements are an integral part of this statement.

                   VULCAN-BRUNSWICK BOWLING PIN COMPANY

                        STATEMENTS OF CASH FLOWS

              For the years ended December 31, 1996 and 1995


                                                        1996           1995
CASH FLOWS FROM OPERATING ACTIVITIES:
  Cash received from customers                  $ 12,786,051     16,559,209
  Cash paid to suppliers and employees           (10,884,561)   (12,517,698)
  Interest received                                   18,435          9,091
  Interest paid                                         (504)             -
                                                 -----------    -----------
     NET CASH FLOWS FROM OPERATING ACTIVITIES      1,919,421      4,050,602
                                                 -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property, plant and equipment         (234,125)    (1,065,017)
  Proceeds from sale of property, plant and
   equipment                                         120,933          9,000
                                                 -----------    -----------
     NET CASH FLOWS FROM INVESTING ACTIVITIES       (113,192)    (1,056,017)
                                                 -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings under credit agreement                  200,000              -
  Principal payments under credit agreement         (200,000)             -
  Distributions to partners                       (1,300,000)    (3,150,000)
                                                 -----------    -----------
     NET CASH FLOWS FROM FINANCING ACTIVITIES     (1,300,000)    (3,150,000)
                                                 -----------    -----------
     NET INCREASE (DECREASE) IN CASH AND
        CASH EQUIVALENTS                             506,229       (155,415)

CASH AND CASH EQUIVALENTS AT BEGINNING
  OF YEAR                                            160,202        315,617
                                                 -----------    -----------
CASH AND CASH EQUIVALENTS AT END OF YEAR        $    666,431        160,202
                                                 ===========    ===========

RECONCILIATION OF NET INCOME TO NET CASH
   FLOWS FROM OPERATING ACTIVITIES:
     Net income                                 $  1,224,370      1,771,216
     Depreciation                                    813,427        637,019
     Amortization                                     93,888         93,888
     (Gain) loss on disposal of property
      and equipment                                   17,510         (9,000)
     (Increase) decrease in accounts receivable     (600,164)       935,350
     Decrease in inventories                         358,894        893,096
     Decrease (increase) in prepaid expense
      and other                                       10,113        (58,569)
     Increase (decrease) in accounts payable
      and accrued expenses                             1,383       (212,398)
                                                 -----------    -----------
     NET CASH FLOWS FROM OPERATING
        ACTIVITIES                              $  1,919,421      4,050,602
                                                 ===========    ===========

The accompanying notes to financial statements are an integral part of this statement.

                   VULCAN-BRUNSWICK BOWLING PIN COMPANY

                      NOTES TO FINANCIAL STATEMENTS

                           December 31, 1996


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Joint Venture is a Delaware general partnership formed for the purpose of manufacturing bowling pins for its partners.

It is the policy of the Joint Venture to employ generally accepted accounting principles in the preparation of its financial statements. A summary of the Joint Venture's significant accounting policies follows:

ACCOUNTING ESTIMATES-
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

JOINT VENTURE-
In June 1990, Vulcan Corporation (Vulcan) and Brunswick Bowling and Billiards Corporation (Brunswick) entered into an agreement to manufacture all the bowling pins sold by each of the partners. Under the agreement, Vulcan contributed bowling pin manufacturing assets and Brunswick contributed cash and certain of its bowling pin manufacturing assets to the Joint Venture.
Each partner received an undivided 50% interest in the Joint Venture's assets, liabilities, revenues and expenses in exchange for their capital contribution.

INVENTORIES-
Inventories are stated at the lower of cost (first-in, first-out) or market.

PROPERTY, PLANT AND EQUIPMENT-
Property, plant and equipment are stated at cost. Depreciation is provided in amounts sufficient to relate the cost of depreciable assets to operations over their estimated useful lives using straight-line and accelerated methods as follows:

           Buildings and improvements     15 to 39 years
           Machinery and equipment         3 to  7 years

INTANGIBLES-
Product development costs and other intangible assets consist principally of manufacturing technology and represent the fair market value assigned to such assets on the date the Joint Venture was formed. Intangible assets are amortized over 40 years on a straight-line basis.

                   VULCAN-BRUNSWICK BOWLING PIN COMPANY

                      NOTES TO FINANCIAL STATEMENTS

                           December 31, 1996
                              (Continued)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (Continued)

INCOME TAXES-
No provision for federal or state income tax is provided in the accompanying financial statements since the partners are required to report their proportionate share of the Joint Venture's income or loss on their respective tax returns in accordance with the Internal Revenue Code and applicable state law.

RETIREMENT PLAN-
The Joint Venture maintains a defined benefit pension plan covering substantially all union employees. Pension benefits are determined annually by consulting actuaries and are generally based on a fixed amount for each year of service. The qualified plan is funded in accordance with the collective bargaining agreement and to meet the funding requirements of the Internal Revenue Code and the Employee Retirement Income Security Act of 1974.

CASH EQUIVALENTS-
For purposes of the statement of cash flows, the Joint Venture considers all time deposits, certificates of deposit and other highly liquid investments purchased with original maturities of three months or less to be cash equivalents.


NOTE 2 - INVENTORIES

Inventories at December 31, 1996 and 1995 consisted of:
                                             1996          1995
               Raw materials            $ 311,821       426,845
               Work in process            515,184       748,819
               Supplies                    10,971        21,206
                                         --------     ---------
                   Total                $ 837,976     1,196,870
                                         ========     =========

NOTE 3 - NOTE PAYABLE

The Joint Venture maintains a revolving credit agreement with its bank that provides for borrowings of up to $1,500,000 at the prime rate. Borrowings under the credit agreement are guaranteed by the Joint Venture's partners and are secured by a pledge of the general assets of the Joint Venture. There were no borrowings at December 31, 1996 and 1995.

                   VULCAN-BRUNSWICK BOWLING PIN COMPANY

                      NOTES TO FINANCIAL STATEMENTS

                           December 31, 1996
                              (Continued)


NOTE 4 - RETIREMENT PLAN

The Joint Venture maintains a defined benefit pension plan covering substantially all union employees.  Net pension expense recognized in the accompanying statements of income consisted of:
                                                  1996            1995
     Service cost                             $ 28,841          17,105
     Interest cost                              17,949          12,175
     Return on plan assets:
       Actual                                  (14,832)        (13,533)
       Deferred                                 (9,017)         (6,340)
     Amortization of unrecognized net
      transition obligation                        468             468
     Amortization of prior service cost          2,465           1,132
     Amortization of unrecognized net loss       2,917               -
                                               -------         -------
          Net pension expense                 $ 28,791          11,007
                                               =======         =======

The funded status of the plan and amounts reported in the accompanying balance sheets are summarized as follows:

                                                  1996            1995
     Actuarial present value of
       benefit obligations:
         Vested                               $214,660         156,099
         Nonvested                              28,995          39,929
                                               -------         -------
          Accumulated benefit obligation      $243,655         196,028
                                               =======         =======

     Fair market value of plan assets         $329,810         279,779
     Projected benefit obligation              301,615         248,996
       Excess of plan assets over
        projected benefit obligation            28,195          30,783
     Unrecognized net loss                      80,894          65,784
     Unrecognized prior service cost            37,185          39,650
     Unrecognized net transition obligation      5,746           6,214
                                               -------         -------
          Prepaid pension expense             $152,020         142,431
                                               =======         =======

                   VULCAN-BRUNSWICK BOWLING PIN COMPANY

                      NOTES TO FINANCIAL STATEMENTS

                           December 31, 1996
                              (Continued)


NOTE 4 - RETIREMENT PLAN  (Continued)

Pension plan assets are invested primarily in group annuity contracts valued at contract value. Significant actuarial assumptions used in the above computations include the following:
                                                        1996      1995
     Assumed discount rate                              7.0%      7.0%
     Expected long-term rate of return
       on plan assets                                   8.0%      8.0%
     Average remaining service period                18 years  18 years


NOTE 5 - RELATED PARTY TRANSACTIONS

The Joint Venture had 1996 and 1995 sales to Vulcan of approximately $2,851,000 and $2,921,000, respectively, and 1996 and 1995 sales to Brunswick of approximately $10,522,000 and $12,690,000, respectively.

The Joint Venture purchased raw materials from Vulcan for approximately $315,000 in 1996 and $427,000 in 1995. The Joint Venture also paid accounting and administrative fees of $30,000 to Vulcan in 1996 and 1995.

Accounts receivable from Brunswick amounted to $616,000 and $175,000 at December 31, 1996 and 1995, respectively. Accounts receivable from Vulcan at December 31, 1996, amounted to $232,000. Accounts payable to Vulcan amounted to $35,000 and $67,000 at December 31, 1996 and 1995, respectively.


NOTE 6 - RISKS AND UNCERTAINTIES

The Joint Venture is involved in various claims and legal proceedings involving matters incidental to its business. Management believes that the resolution of these matters will not have a material effect on the Joint Venture's business or financial condition.

                   VULCAN-BRUNSWICK BOWLING PIN COMPANY

                      NOTES TO FINANCIAL STATEMENTS

                           December 31, 1996
                              (Continued)


NOTE 6 - RISKS AND UNCERTAINTIES  (Continued)

The Joint Venture currently purchases all its bowling pin bases from Vulcan. Any disruption in the supply of the bowling pin bases could cause a delay in manufacturing which could negatively affect operating results.

In 1995, the Joint Venture recorded a receivable of $75,479 from Vulcan Corporation for bowling pin bottoms, manufactured by Vulcan, which were replaced during 1995 by Brunswick. Vulcan, at that time, denied liability for the replaced pin bottoms. Vulcan has advised that, while denying liability, it will not contest the receivable.

Financial instruments which potentially subject the Joint Venture to concentrations of credit risk are cash investments. The Joint Venture places its cash investments with high-quality financial institutions. The Joint Venture believes no significant concentration of credit risk exists with respect to these cash investments.

                               SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Vulcan International Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                VULCAN INTERNATIONAL CORPORATION




                                /s/ Benjamin Gettler
                                ------------------------------
                                By: Benjamin Gettler
                                Chairman of the Board,
                                President and Chief Executive Officer


                                /s/ Vernon E. Bachman
                                ------------------------------
                                By: Vernon E. Bachman
                                Vice President, Secretary-Treasurer
                                Principal Accounting Officer


Date:  March 25, 1997


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


/s/ Benjamin Gettler                      /s/ Dennis J. Buckley
--------------------------                -------------------------------
By: Benjamin Gettler                      By: Dennis J. Buckley
    (Director)                                (Director)


/s/ Stanley I. Rafalo
--------------------------
By: Stanley I. Rafalo
    (Director)


/s/ William T. Crutchfield
--------------------------
By: William T. Crutchfield
    (Director)