Form 10-Q
period 1997-03-31
VULCAN INTERNATIONAL CORP
filed 1997-05-12
CIK 848446

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.   20549

                                   FORM 10-Q


         (Mark One)

         [ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended March 31, 1997

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

Outstanding shares of no par value common stock at March 31, 1997:

                                 1,253,444 shares

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

                            PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

                           VULCAN INTERNATIONAL CORPORATION

                         CONDENSED CONSOLIDATED BALANCE SHEETS

                                                  MARCH 31,    DECEMBER 31,
                                                    1997           1996
                                                  UNAUDITED
         -ASSETS-

CURRENT ASSETS:
  Cash                                          $ 2,300,478     1,254,138
  Marketable securities (At fair market
   value-March 31, 1997, and December 31,
   1996, cost $3,756,586)                        25,724,278    23,981,345
  Accounts receivable                             1,913,417     2,490,485
  Inventories                                       909,765       633,995
  Prepaid expense                                    22,848        32,117
  Refundable federal income tax                           -       108,703
                                                 ----------    ----------
        TOTAL CURRENT ASSETS                     30,870,786    28,500,783
                                                 ----------    ----------

PROPERTY, PLANT AND EQUIPMENT-at cost            15,534,532    15,667,654
  Less-Accumulated depreciation and depletion    12,746,249    12,711,997
                                                 ----------    ----------
        NET PROPERTY, PLANT AND EQUIPMENT         2,788,283     2,955,657
                                                 ----------    ----------

INVESTMENT IN JOINT VENTURE                         417,335       685,832
                                                 ----------    ----------
MARKETABLE SECURITIES (At fair market value-
  March 31, 1997, and December 31, 1996, cost
  $2,623,283)                                    26,363,600    24,798,261
                                                 ----------    ----------

DEFERRED CHARGES AND OTHER ASSETS                 2,943,916     2,908,090
                                                 ----------    ----------
                TOTAL ASSETS                   $ 63,383,920    59,848,623
                                                 ==========    ==========

   -LIABILITIES AND SHAREHOLDERS' EQUITY-

CURRENT LIABILITIES:
  Deferred income tax                          $  7,318,489     6,736,265
  Other                                           1,028,954     1,128,778
                                                 ----------    ----------
        TOTAL CURRENT LIABILITIES                 8,347,443     7,865,043
                                                 ----------    ----------

DEFERRED INCOME TAX                               8,551,431     7,973,105
                                                 ----------    ----------

OTHER LIABILITIES                                         -        24,109
                                                 ----------    ----------

COMMITMENTS AND CONTINGENCIES                             -             -
MINORITY INTEREST IN PARTNERSHIP                     34,107        37,607
                                                 ----------    ----------

SHAREHOLDERS' EQUITY:
  Capital stock                                     315,999       315,999
  Additional paid-in capital                      5,619,993     5,619,993
  Retained earnings                              24,130,216    23,782,656
  Net unrealized holding gain                    30,167,298    27,983,826
                                                 ----------    ----------
                                                 60,233,506    57,702,474
    Less-Common stock in treasury-at cost        13,782,567    13,753,715
                                                 ----------    ----------
        TOTAL SHAREHOLDERS' EQUITY               46,450,939    43,948,759
                                                 ----------    ----------
                TOTAL LIABILITIES
                  AND SHAREHOLDERS' EQUITY     $ 63,383,920    59,848,623
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

                           PART I - FINANCIAL INFORMATION
                                       (Continued)

Item 1.  Financial Statements.

                          VULCAN INTERNATIONAL CORPORATION

                     CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                             For the three months ended
                                      UNAUDITED

                                                      MARCH 31,   MARCH 31,
                                                        1997        1996
REVENUES:
  Net sales                                         $ 2,856,315   3,956,997
  Dividends                                             393,099     373,875
                                                      ---------   ---------
        TOTAL REVENUES                                3,249,414   4,330,872
                                                      ---------   ---------

COST AND EXPENSES:
  Cost of sales                                       2,657,883   4,043,426
  General and administrative                            329,746     466,073
  Interest expense                                       15,305      36,039
                                                      ---------   ---------
        TOTAL COST AND EXPENSES                       3,002,934   4,545,538
                                                      ---------   ---------

EQUITY IN JOINT VENTURE INCOME AND
 MINORITY INTEREST                                      130,301     109,828
                                                      ---------   ---------
        INCOME (LOSS) BEFORE GAIN ON
         SALE OF ASSETS                                 376,781    (104,838)

NET GAIN ON SALE OF PROPERTY AND EQUIPMENT              396,268     171,349
                                                      ---------   ---------

        INCOME - BEFORE INCOME TAXES                    773,049      66,511

INCOME TAX PROVISION (BENEFIT)                          173,628     (61,184)
                                                      ---------   ---------

                NET INCOME                          $   599,421     127,695
                                                      =========   =========

NET INCOME PER COMMON SHARE                         $       .48         .10
                                                      =========   =========

DIVIDENDS PER COMMON SHARE                          $       .20         .20
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

                             PART I - FINANCIAL INFORMATION
                                       (Continued)
Item 1.  Financial Statements.

                            VULCAN INTERNATIONAL CORPORATION

                     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                               For the three months ended
                                        UNAUDITED
                                                       MARCH 31,    MARCH 31,
                                                         1997         1996
CASH FLOWS FROM OPERATING ACTIVITIES:
  Cash received from customers                     $  3,435,139    3,987,619
  Cash paid to suppliers and employees               (3,320,499)  (5,052,924)
  Dividends received                                    393,099      373,875
  Interest paid                                         (15,305)     (38,201)
                                                      ---------    ---------
        NET CASH FLOWS FROM OPERATING ACTIVITIES        492,434     (729,631)
                                                      ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of property, and equipment         447,975      268,820
  Purchase of property and equipment                    (27,674)    (184,521)
  Distribution from joint venture                       400,000      350,000
  Collections on note receivable and other               14,318       17,412
                                                      ---------    ---------
        NET CASH FLOWS FROM INVESTING ACTIVITIES        834,619      451,711
                                                      ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net payments under credit agreements                        -      (75,000)
  Purchase of common shares                             (28,852)    (314,633)
  Cash dividends paid                                  (251,861)    (242,876)
                                                      ---------    ---------
        NET CASH FLOWS FROM FINANCING ACTIVITIES       (280,713)    (632,509)
                                                      ---------    ---------

        INCREASE (DECREASE) IN CASH AND
         CASH EQUIVALENTS                             1,046,340     (910,429)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD      1,254,138    1,136,553
                                                      ---------    ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD          $ 2,300,478      226,124
                                                      =========    =========

RECONCILIATION OF NET INCOME TO
  NET CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                       $   599,421      127,695
   Adjustments-
     Depreciation and amortization                      144,653      150,497
     Deferred income taxes                               35,739      (39,468)
     Equity in joint venture income and minority
       interest                                        (130,301)    (109,828)
     Net gain on sale of property and equipment        (396,268)    (171,349)
     Stock compensation programs                              -       64,500
     Decrease in accounts receivable                    578,824       30,622
     Increase in inventories                           (275,770)    (141,927)
     Increase (decrease) in accounts payable,
        accrued expenses and other assets               (63,864)    (640,373)
                                                      ---------    ---------

        NET CASH FLOWS FROM OPERATING ACTIVITIES    $   492,434     (729,631)
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

                         PART I - FINANCIAL INFORMATION
                                  (Continued)

Item 1.  Financial Statements.

                         VULCAN INTERNATIONAL CORPORATION

               SCHEDULE SUPPORTING NET INCOME PER COMMON SHARE AND
                            DIVIDENDS PER COMMON SHARE

                            For the three months ended
                                     UNAUDITED

                                                                 Exhibit "1"

                                                MARCH 31,        MARCH 31,
                                                  1997             1996

a)      Net income                            $   599,421          127,695
b)      Dividends on preferred shares                 992              992
                                                ---------        ---------
c)      Net income attributable to
          common shares                       $   598,429          126,703
                                                =========        =========

d)      Cash dividends on common shares       $   250,869          241,884
                                                =========        =========

Weighted Average Shares:
e)      Common shares issued                    1,999,512        1,999,512
f)      Common treasury shares                    745,292          789,887
                                                ---------        ---------

g)      Common shares outstanding               1,254,220        1,209,625
                                                =========        =========

h)      Income per common share (c/g)         $       .48              .10
                                                =========        =========

i)      Dividends per common share            $       .20              .20
                                                =========        =========



The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                                      4

                        PART I - FINANCIAL INFORMATION
                                  (Continued)

Item 1.  Financial Statements.

                       VULCAN INTERNATIONAL CORPORATION

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

              For the three months ended March 31, 1997 and 1996



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

There were no securities of the Registrant sold by the Registrant during the three months ended March 31, 1997, that were not registered under the Securities Act of 1933, in reliance upon an exemption from registration provided by Section 4(2) of the Act.

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

INVENTORIES
                                               MARCH 31,     DECEMBER 31,
                                                 1997            1996
                                               UNAUDITED
        Inventories consisted of:
          Finished goods                      $  263,785        203,394
          Work in process                        323,795        131,054
          Raw materials                          322,185        299,547
                                               ---------      ---------

                Total inventories             $  909,765        633,995
                                               =========      =========

                        PART I - FINANCIAL INFORMATION
                                  (Continued)

Item 1.  Financial Statements.

                        VULCAN INTERNATIONAL CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

               For the three months ended March 31, 1997 and 1996
                                   (Continued)


REVIEW BY INDEPENDENT ACCOUNTANTS
The condensed consolidated financial statements at March 31, 1997, and for the three-month period then ended have been reviewed, prior to filing, by the Registrant's independent accountants, J.D. Cloud & Co. P.L.L., whose report covering their review of the financial statements is included in this report.

                        INDEPENDENT ACCOUNTANTS' REPORT


To the Board of Directors
Vulcan International Corporation
Wilmington, Delaware

We have reviewed the accompanying condensed consolidated balance sheet of Vulcan International Corporation and subsidiaries as of March 31, 1997, and the related condensed consolidated statements of income and cash flows for the three-month periods ended March 31, 1997 and 1996. These financial statements are the responsibility of the Company's management.

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

We have audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Vulcan International Corporation and subsidiaries as of December 31, 1996, and the related consolidated statements of income, shareholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated February 15, 1997, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1996, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.



                                                J.D. CLOUD & CO. P.L.L.
                                                Certified Public Accountants

Cincinnati, Ohio
April 25, 1997

                         PART I - FINANCIAL INFORMATION
                                  (Continued)


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


Net sales revenue for the three-month period ended March 31, 1997, decreased $1,100,682 or 27.8% over the corresponding period in 1996. Cost of sales decreased $1,385,543 or 34.3% during the three-month period. The foregoing decreases were due primarily to the fact that on April 1, 1996, the Company downsized its Rubber Division by discontinuing the production of civilian heels and soles. The increase in inventories at March 31, 1997, as compared to December 31, 1996, is due primarily to increases in the Rubber Division.

General and administrative expenses decreased $136,327 or 29.2% in the three-month period ended March 31, 1997, as compared to the corresponding quarter in 1996 due principally to the downsizing in the Company's Rubber Division.

Interest expense for the three-month period ended March 31, 1997, decreased $20,734 due to decreased borrowings.

Gains on the sale of property and equipment were $396,268 for the three-month period ended March 31, 1997, as compared to $171,349 for the corresponding quarter in 1996. These gains were substantially the result of the sale of timber.

The Company has a 50% interest in a joint venture, Vulcan Brunswick Bowling Pin Company (VBBPC) which manufactures bowling pins in Antigo, Wisconsin for Brunswick and the Company. The Company received a cash distribution of $400,000 from VBBPC during the first quarter of 1997.

Summarized income statement information for VBBPC consists of the following:
                                               Three Months ended March 31,
                                                    1997            1996
        Net sales                               $3,225,914        3,965,173
        Costs and expenses                       2,962,910        3,742,991
                                                 ---------        ---------
        Net income                              $  263,004          222,182
                                                 =========        =========

        Company's 50% equity in net income      $  131,502          111,091
                                                 =========        =========

                      PART I - FINANCIAL INFORMATION
                                 (Continued)


LIQUIDITY AND CAPITAL RESOURCES

The Company's cash requirements during the first quarter of 1997 were funded in part through earnings and noncash charges such as depreciation, amortization, a $400,000 distribution from the joint venture and from the sale of timber and fixed assets. The cash from these transactions was used principally in operations. The Company expects, when necessary, to use short-term borrowings to meet cash requirements not fully provided by earnings, depreciation and amortization. In the first quarter of 1997, 900 shares of treasury stock were acquired for $28,852. There were approximately $33,000 of commitments for capital expenditures as of March 31, 1997.

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

                       PART II - OTHER INFORMATION
                              (Continued)




Item 6.     Exhibits and Reports on Form 8-K.

     a.     Exhibits

            Exhibit     SB 601                                       Page
              No.      Ref. No.       Description                     No.
              27      601(b)(27)     Financial Data Schedule for
                                     the Three Months Ended
                                     March 31, 1997                   12

     b. The Company was not required to file Form 8-K for the quarter ended March 31, 1997.


                                    SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     VULCAN INTERNATIONAL CORPORATION


                                  By:   Benjamin Gettler
    Date   May 9, 1997                  Benjamin Gettler
                                        Chairman of the Board, President
                                          and Chief Executive Officer

                                  By:   Vernon E. Bachman
    Date   May 9, 1997                  Vernon E. Bachman
                                        Vice President, Secretary-Treasurer
                                          and Principal Accounting Officer