Form 10-Q
period 1997-06-30
VULCAN INTERNATIONAL CORP
filed 1997-08-12
CIK 848446

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.   20549

                                   FORM 10-Q

         (Mark One)

         [ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended June 30, 1997

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

Outstanding shares of no par value common stock at June 30, 1997:

                                 1,249,744 shares

                       VULCAN INTERNATIONAL CORPORATION

                                    INDEX


Part I.  FINANCIAL INFORMATION                                         PAGE

        Item 1.  FINANCIAL STATEMENTS

                    Condensed Consolidated Balance Sheets                1

                    Condensed Consolidated Statements of Income          2

                    Condensed Consolidated Statements of Cash Flows      3

                    Schedule Supporting Net Income Per Common
                    Share and Dividends Per Common Share                 4

                    Notes to Condensed Consolidated Financial
                    Statements                                          5-6

                    Independent Accountants' Report                      7


        Item 2.     Management's Discussion and Analysis of
                    Financial Condition and Results of Operations       8-9


Part II.  OTHER INFORMATION

        Item 1.     Legal Proceedings                                   10

        Item 2.     Changes in Securities                               10

        Item 6.     Exhibits and Reports on Form 8-K                    11

                            PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

                           VULCAN INTERNATIONAL CORPORATION

                         CONDENSED CONSOLIDATED BALANCE SHEETS

                                                  JUNE 30,    DECEMBER 31,
                                                    1997           1996
                                                  UNAUDITED
         -ASSETS-

CURRENT ASSETS:
  Cash                                          $ 2,245,919     1,254,138
  Marketable securities (At fair market
   value-June 30, 1997, and December 31,
   1996, cost $3,756,586)                        28,272,090    23,981,345
  Accounts receivable                             2,138,624     2,490,485
  Inventories                                       715,857       633,995
  Prepaid expense                                    56,264       140,820
                                                 ----------    ----------
        TOTAL CURRENT ASSETS                     33,428,754    28,500,783
                                                 ----------    ----------
PROPERTY, PLANT AND EQUIPMENT-at cost            15,541,513    15,667,654
  Less-Accumulated depreciation and depletion    12,888,671    12,711,997
                                                 ----------    ----------
        NET PROPERTY, PLANT AND EQUIPMENT         2,652,842     2,955,657
                                                 ----------    ----------
INVESTMENT IN JOINT VENTURE                         397,433       685,832
                                                 ----------    ----------
MARKETABLE SECURITIES (At fair market value-
  June 30, 1997, and December 31, 1996, cost
  $2,623,283)                                    27,517,008    24,798,261
                                                 ----------    ----------
DEFERRED CHARGES AND OTHER ASSETS                 2,979,277     2,908,090
                                                 ----------    ----------
                TOTAL ASSETS                   $ 66,975,314    59,848,623
                                                 ==========    ==========
   -LIABILITIES AND SHAREHOLDERS' EQUITY-

CURRENT LIABILITIES:
  Deferred income tax                          $  8,176,421     6,736,265
  Other                                             922,958     1,128,778
                                                 ----------    ----------
        TOTAL CURRENT LIABILITIES                 9,099,379     7,865,043
                                                 ----------    ----------
OTHER LIABILITIES:
  Deferred income tax                             8,961,107     7,973,105
  Commitments and contingencies                           -             -
  Minority interest in partnership                   35,451        37,607
  Other                                                   -        24,109
                                                 ----------    ----------
        TOTAL OTHER LIABILITIES                   8,996,558     8,034,821
                                                 ----------    ----------
SHAREHOLDERS' EQUITY:
  Capital stock                                     249,939       315,999
  Additional paid-in capital                      5,619,993     5,619,993
  Retained earnings                              24,307,393    23,782,656
  Net unrealized holding gain                    32,610,021    27,983,826
                                                 ----------    ----------
                                                 62,787,346    57,702,474
    Less-Common stock in treasury-at cost        13,907,969    13,753,715
                                                 ----------    ----------
        TOTAL SHAREHOLDERS' EQUITY               48,879,377    43,948,759
                                                 ----------    ----------
                TOTAL LIABILITIES
                  AND SHAREHOLDERS' EQUITY     $ 66,975,314    59,848,623
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

                           PART I - FINANCIAL INFORMATION
                                       (Continued)

Item 1.  Financial Statements.

                          VULCAN INTERNATIONAL CORPORATION

                     CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                      UNAUDITED

                    For the six months ended      For the three months ended
                        June 30,     June 30,        June 30,       June 30,
                          1997         1996            1997           1996
REVENUES:
  Net sales         $ 5,852,702     7,657,329      2,996,387        3,700,332
  Dividends             798,276       754,478        405,177          380,603
                      ---------     ---------      ---------        ---------
   TOTAL REVENUES     6,650,978     8,411,807      3,401,564        4,080,935
                      ---------     ---------      ---------        ---------
COST AND EXPENSES:
  Cost of sales       5,274,834     7,114,088      2,616,951        3,070,662
  General and
   administrative       850,514     1,037,963        520,768          571,890
  Interest expense       15,305        72,451              -           36,412
                      ---------     ---------      ---------        ---------
      TOTAL COST AND
       EXPENSES       6,140,653     8,224,502      3,137,719        3,678,964
                      ---------     ---------      ---------        ---------
EQUITY IN JOINT
 VENTURE INCOME
 AND MINORITY
 INTEREST               309,054       317,899        178,753          208,071
                      ---------     ---------      ---------        ---------
INCOME BEFORE
 GAIN ON SALE OF
 ASSETS                 819,379       505,204        442,598          610,042

NET GAIN ON SALE OF
 PROPERTY AND
 EQUIPMENT              510,074       459,090        113,806          287,741
                      ---------     ---------      ---------        ---------
      INCOME BEFORE
       INCOME TAXES   1,329,453       964,294        556,404          897,783

INCOME TAX PROVISION    270,782       157,992         97,154          219,176
                      ---------     ---------      ---------        ---------
      NET INCOME    $ 1,058,671       806,302        459,250          678,607
                      =========     =========      =========        =========
NET INCOME PER
 COMMON SHARE       $       .84           .67            .36              .57
                      =========     =========      =========        =========
DIVIDENDS PER
 COMMON SHARE       $       .40           .40            .20              .20
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

                             PART I - FINANCIAL INFORMATION
                                       (Continued)
Item 1.  Financial Statements.

                            VULCAN INTERNATIONAL CORPORATION

                     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                For the six months ended
                                        UNAUDITED
                                                JUNE 30,          JUNE 30,
                                                  1997              1996
CASH FLOWS FROM OPERATING ACTIVITIES:
  Cash received from customers               $ 6,208,115          7,907,585
  Cash paid to suppliers and employees        (6,233,267)        (8,408,895)
  Dividends received                             798,276            754,478
  Interest paid                                  (15,305)           (74,697)
  Income tax refunds (payments)                 (170,000)           194,199
                                              ----------         ----------
      NET CASH FLOWS FROM OPERATING
       ACTIVITIES                                587,819            372,670
                                              ----------         ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of property and
   equipment                                     561,700            568,717
  Purchase of property and equipment             (37,250)          (813,971)
  Collections on notes receivable                 33,761             35,212
  Distribution from joint venture                600,000            350,000
                                              ----------         ----------
      NET CASH FLOWS FROM INVESTING
       ACTIVITIES                              1,158,211            139,958
                                              ----------         ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net payments under credit agreements                 -            (75,000)
  Purchase of treasury shares and
   redemption of preferred shares               (251,454)          (613,987)
  Cash dividends paid                           (502,795)          (482,864)
                                              ----------         ----------
      NET CASH FLOWS FROM FINANCING
       ACTIVITIES                               (754,249)        (1,171,851)
                                              ----------         ----------
      INCREASE (DECREASE) IN CASH
       AND CASH EQUIVALENTS                      991,781           (659,223)

CASH AND CASH EQUIVALENTS AT BEGINNING OF
 PERIOD                                        1,254,138          1,136,553
                                              ----------         ----------
CASH AND CASH EQUIVALENTS AT END OF
 PERIOD                                      $ 2,245,919            477,330
                                              ==========         ==========
RECONCILIATION OF NET INCOME TO
  NET CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                $ 1,058,671            806,302
   Adjustments-
     Depreciation and amortization               290,972            300,732
     Deferred income taxes                        44,931             32,359
     Equity in joint venture income and
       minority interest                        (309,054)          (317,899)
     Net gain on sale of property and
       marketable securities                    (510,074)          (459,090)
     Stock compensation programs                       -             64,500
     Decrease in accounts receivable             355,413            250,256
     Increase in inventories                     (81,862)           (65,979)
     Decrease in accounts payable,
       accrued expenses and other assets        (261,178)          (238,511)
                                              ----------         ----------
      NET CASH FLOWS FROM OPERATING
        ACTIVITIES                           $   587,819            372,670
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

                             PART I - FINANCIAL INFORMATION
                                       (Continued)
Item 1.  Financial Statements.

                             VULCAN INTERNATIONAL CORPORATION
                      SCHEDULE SUPPORTING NET INCOME PER COMMON SHARE
                              AND DIVIDENDS PER COMMON SHARE
                                        UNAUDITED


                                                                     EXHIBIT 1

                       For the six months ended   For the three months ended
                       June 30,       June 30,     June 30,        June 30,
                         1997           1996         1997            1996

a)   Net income      $ 1,058,671        806,302     459,250       678,607
b)   Dividends on
      preferred
      shares               1,977          1,977         985           985
                       ---------      ---------   ---------     ---------
c)   Net income
      attributable
      to common
      shares         $ 1,056,694        804,325     458,265       677,622
                       =========      =========   =========     =========
d)   Cash
      dividends
      on common
      shares         $   500,818        480,887     249,949       239,003
                       =========      =========   =========     =========
Weighted Average
 Shares:
e)   Common shares
      issued           1,999,512      1,999,512   1,999,512     1,999,512
f)   Common
      treasury
      shares             747,088        797,153     748,864       804,420
                       ---------      ---------   ---------     ---------
g)   Common shares
      outstanding      1,252,424      1,202,359   1,250,648     1,195,092
                       =========      =========   =========     =========
h)   Income per
      common share
      (c/g)          $       .84            .67         .36           .57

i)   Dividends
      per common
      share          $       .40            .40         .20           .20


The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                        PART I - FINANCIAL INFORMATION
                                  (Continued)

Item 1.  Financial Statements.

                       VULCAN INTERNATIONAL CORPORATION

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

              For the six months ended June 30, 1997 and 1996



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

There were no securities of the Registrant sold by the Registrant during the six months ended June 30, 1997, that were not registered under the Securities Act of 1933, in reliance upon an exemption from registration provided by
Section 4(2) of the Act.

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

INVENTORIES
                                               JUNE 30,      DECEMBER 31,
                                                 1997           1996
                                               UNAUDITED
        Inventories consisted of:
          Finished goods                      $  307,771        203,394
          Work in process                        129,113        131,054
          Raw materials                          278,973        299,547
                                               ---------      ---------

                Total inventories             $  715,857        633,995
                                               =========      =========

                        PART I - FINANCIAL INFORMATION
                                  (Continued)

Item 1.  Financial Statements.

                        VULCAN INTERNATIONAL CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                For the six months ended June 30, 1997 and 1996
                                   (Continued)


REVIEW BY INDEPENDENT ACCOUNTANTS
The condensed consolidated financial statements at June 30, 1997, and for the six-month period then ended have been reviewed, prior to filing, by the Registrant's independent accountants, J.D. Cloud & Co. P.L.L., whose report covering their review of the financial statements is included in this report.

                               INDEPENDENT ACCOUNTANT'S REPORT


To the Board of Directors
Vulcan International Corporation
Wilmington, Delaware


We have reviewed the accompanying condensed consolidated balance sheet of Vulcan International Corporation and subsidiaries as of June 30, 1997, and the related condensed consolidated statements of income and cash flows for the six-month and three-month periods ended June 30, 1997 and 1996. These financial statements are the responsibility of the Company's management.

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

Cincinnati, Ohio
July 31, 1997

                         PART I - FINANCIAL INFORMATION
                                  (Continued)


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


Net sales revenue for the six-month period ended June 30, 1997, decreased $1,804,627 or 23.6% over the corresponding period in 1996. Cost of sales decreased $1,839,254 or 25.9% during the six-month period compared to the corresponding six-month period in 1996. Net sales revenue for the second quarter of 1997 decreased $703,945 or 19.0% and cost of sales decreased $453,711 or 14.8% compared to the corresponding quarter in 1996. The foregoing decreases were due primarily to the fact that on April 1, 1996, the Company downsized its Rubber Division by discontinuing the production of civilian heels and soles.

General and administrative expenses decreased $187,449 or 18.1% in the six-month period ended June 30, 1997, as compared to the corresponding six-month period in 1996. General and administrative expenses for the second quarter of 1997 decreased $51,122 or 8.9% compared to the corresponding quarter in 1996. These decreases are principally due to the downsizing in the Company's Rubber Division.

Interest expense for the six-month period ended June 30, 1997, decreased $57,146 due to decreased borrowings. Interest expense for the second quarter of 1997 decreased $36,412 compared to the corresponding quarter in 1996.

Gains on the sale of property and equipment were $510,074 for the six-month period ended June 30, 1997, as compared to $459,090 for the corresponding period in 1996. The 1997 gains are primarily due to timber sales. The 1996 gain was substantially the result of timber and equipment sales in the Shoe Products Division. Gains on the sale of property and equipment were $113,806 in the second quarter of 1997 as compared to $287,741 in the second quarter of 1996, due primarily to timber sales.

The Company has a 50% interest in a joint venture, Vulcan Brunswick Bowling Pin Company (VBBPC) which manufactures bowling pins in Antigo, Wisconsin, for Brunswick and the Company. The Company received a cash distributions of $600,000 from VBBPC during the first six months of 1997.

                        PART I - FINANCIAL INFORMATION
                                 (Continued)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. (Continued)

Summarized income statement information for VBBPC consists of the following:

                     Six Months Ended June 30,   Three Months ended June 30,
                      1997            1996          1997             1996

Net sales             $ 7,005,331    7,104,445    3,779,417        3,139,272
Costs and expenses      6,382,131    6,463,653    3,419,221        2,720,662
                        ---------    ---------    ---------        ---------
Net income            $   623,200      640,792      360,196          418,610
                        =========    =========    =========        =========
Company's 50% equity
 in net income        $   311,600      320,396      180,098          209,305
                        =========    =========    =========        =========


LIQUIDITY AND CAPITAL RESOURCES

The Company's cash requirements during the second quarter of 1997 were funded in part through earnings and noncash charges such as depreciation and amortization, a $200,000 distribution from the joint venture and from the sale of timber and equipment. The cash from these transactions was used principally in operations. The Company expects to continue, when necessary, to use short-term borrowings to meet cash requirements not fully provided by earnings, depreciation and amortization. During the period ended June 30, 1997, 4,600 shares of treasury stock were acquired and 1,000 shares of prior preferred and cumulative preferred shares were redeemed for $251,454 by the use of cash from operations. There were approximately $93,200 of commitments for capital expenditures as of June 30, 1997.

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


Item 2.  Changes in Securities.

During the second quarter of 1997, the Company exercised its option to redeem the $3.00 Prior Preferred and $4.50 Cumulative Preferred shares. The Company paid a preference upon redemption of $31,140.


Item 6.  Exhibits and Reports on Form 8-K.

The Registrant was not required to file Form 8-K for the quarter ended June 30, 1997.

                           PART II - OTHER INFORMATION
                                  (Continued)


                                     SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     VULCAN INTERNATIONAL CORPORATION


August 12, 1997                      By: Benjamin Gettler
     Date                                Chairman of the Board, President
                                         and Chief Executive Officer


August 12, 1997                      By: Vernon E. Bachman
     Date                                Vice President, Secretary-Treasurer
                                         and Principal Accounting Officer