Form 10-Q
period 1997-09-30
VULCAN INTERNATIONAL CORP
filed 1997-11-12
CIK 848446

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.   20549

                                   FORM 10-Q

         (Mark One)

         [ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended September 30, 1997

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

Outstanding shares of no par value common stock at September 30, 1997:

                                 1,237,944 shares

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

                            PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

                           VULCAN INTERNATIONAL CORPORATION
                         CONDENSED CONSOLIDATED BALANCE SHEETS

                                               SEPTEMBER 30,    DECEMBER 31,
                                                    1997           1996
                                                 UNAUDITED
         -ASSETS-

CURRENT ASSETS:
  Cash                                          $ 1,786,089     1,254,138
  Marketable securities (At fair market
   value-September 30, 1997, cost $3,756,350;
   and December 31, 1996, cost $3,756,586)       28,857,828    23,981,345
  Accounts receivable                             2,441,626     2,490,485
  Inventories                                       839,384       633,995
  Prepaid expense                                   106,840       140,820
                                                 ----------    ----------
        TOTAL CURRENT ASSETS                     34,031,767    28,500,783
                                                 ----------    ----------
PROPERTY, PLANT AND EQUIPMENT-at cost            15,296,613    15,667,654
  Less-Accumulated depreciation and depletion    12,708,801    12,711,997
                                                 ----------    ----------
        NET PROPERTY, PLANT AND EQUIPMENT         2,587,812     2,955,657
                                                 ----------    ----------
INVESTMENT IN JOINT VENTURE                         443,190       685,832
                                                 ----------    ----------
MARKETABLE SECURITIES (At fair market value-
  September 30, 1997, and December 31, 1996, cost
  $2,623,283)                                    32,172,160    24,798,261
                                                 ----------    ----------
DEFERRED CHARGES AND OTHER ASSETS                 2,992,730     2,908,090
                                                 ----------    ----------
                TOTAL ASSETS                   $ 72,227,659    59,848,623
                                                 ==========    ==========
   -LIABILITIES AND SHAREHOLDERS' EQUITY-

CURRENT LIABILITIES:
  Deferred income tax                          $  8,367,126     6,736,265
  Other                                           1,288,103     1,128,778
                                                 ----------    ----------
        TOTAL CURRENT LIABILITIES                 9,655,229     7,865,043
                                                 ----------    ----------
OTHER LIABILITIES:
  Deferred income tax                            10,537,598     7,973,105
  Commitments and contingencies                           -             -
  Minority interest in partnership                   36,246        37,607
  Other                                                   -        24,109
                                                 ----------    ----------
        TOTAL OTHER LIABILITIES                  10,573,844     8,034,821
                                                 ----------    ----------
SHAREHOLDERS' EQUITY:
  Capital stock                                     249,939       315,999
  Additional paid-in capital                      5,619,993     5,619,993
  Retained earnings                              24,413,020    23,782,656
  Net unrealized holding gain                    36,069,234    27,983,826
                                                 ----------    ----------
                                                 66,352,186    57,702,474
    Less-Common stock in treasury-at cost        14,353,600    13,753,715
                                                 ----------    ----------
        TOTAL SHAREHOLDERS' EQUITY               51,998,586    43,948,759
                                                 ----------    ----------
                TOTAL LIABILITIES
                  AND SHAREHOLDERS' EQUITY     $ 72,227,659    59,848,623
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

                           PART I - FINANCIAL INFORMATION
                                       (Continued)

Item 1.  Financial Statements.

                          VULCAN INTERNATIONAL CORPORATION
                     CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                      UNAUDITED

                    For the nine months ended      For the three months ended
                    September 30, September 30,    September 30, September 30,
                          1997         1996            1997           1996
REVENUES:
  Net sales         $ 8,745,217     11,635,032     2,892,515        3,977,703
  Dividends           1,203,700      1,133,029       405,424          378,551
                      ---------     ----------     ---------        ---------
   TOTAL REVENUES     9,948,917     12,768,061     3,297,939        4,356,254
                      ---------     ----------     ---------        ---------
COST AND EXPENSES:
  Cost of sales       7,957,353     10,652,702     2,682,519        3,538,614
  General and
   administrative     1,254,121      1,503,081       403,607          465,118
  Interest expense       15,305        111,142             -           38,691
                      ---------     ----------     ---------        ---------
      TOTAL COST AND
       EXPENSES       9,226,779     12,266,925     3,086,126        4,042,423
                      ---------     ----------     ---------        ---------
EQUITY IN JOINT
 VENTURE INCOME
 AND MINORITY
 INTEREST               454,017        387,083       144,963           69,184
                      ---------     ----------     ---------        ---------
INCOME BEFORE
 GAIN ON SALE OF
 ASSETS               1,176,155        888,219       356,776          383,015

NET GAIN ON SALE OF
 PROPERTY AND
 EQUIPMENT              549,232        494,196        39,158           35,106
                      ---------     ----------     ---------        ---------
      INCOME BEFORE
       INCOME TAXES   1,725,387      1,382,415       395,934          418,121

INCOME TAX PROVISION    313,500        216,532        42,718           58,540
                      ---------     ----------     ---------        ---------
      NET INCOME    $ 1,411,887      1,165,883       353,216          359,581
                      =========     ==========     =========        =========
NET INCOME PER
 COMMON SHARE       $      1.13            .97           .29              .30
                      =========     ==========     =========        =========
DIVIDENDS PER
 COMMON SHARE       $       .60            .60           .20              .20
                      =========     ==========     =========        =========

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                             PART I - FINANCIAL INFORMATION
                                       (Continued)
Item 1.  Financial Statements.

                            VULCAN INTERNATIONAL CORPORATION
                     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                For the nine months ended
                                        UNAUDITED
                                                SEPTEMBER 30,   SEPTEMBER 30,
                                                    1997            1996
CASH FLOWS FROM OPERATING ACTIVITIES:
  Cash received from customers                  $  8,794,127     11,206,059
  Cash paid to suppliers and employees            (8,997,618)   (11,696,137)
  Dividends received                               1,203,700      1,133,029
  Interest paid                                      (15,305)      (112,636)
  Income tax payments                               (240,000)      ( 40,801)
                                                  ----------     ----------
   NET CASH FLOWS FROM OPERATING ACTIVITIES          744,904        489,514
                                                  ----------     ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of property and
   equipment                                         619,277        626,436
  Purchase of property and equipment                (138,401)      (913,240)
  Collections on notes receivable and other           53,639         50,913
  Distribution from joint venture                    700,000        500,000
                                                  ----------     ----------
   NET CASH FLOWS FROM INVESTING ACTIVITIES        1,234,515        264,109
                                                  ----------     ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net payments under credit agreements                     -        195,000
  Purchase of treasury shares                       (697,085)      (810,028)
  Cash dividends paid                               (750,383)      (720,327)
                                                  ----------     ----------
   NET CASH FLOWS FROM FINANCING ACTIVITIES       (1,447,468)    (1,335,355)
                                                  ----------     ----------
      INCREASE (DECREASE) IN CASH
       AND CASH EQUIVALENTS                          531,951       (581,732)

CASH AND CASH EQUIVALENTS AT BEGINNING OF
 PERIOD                                            1,254,138      1,136,553
                                                  ----------     ----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD      $  1,786,089        554,821
                                                  ==========     ==========
RECONCILIATION OF NET INCOME TO NET CASH
  FLOWS FROM OPERATING ACTIVITIES:
   Net income                                   $  1,411,887      1,165,883
   Adjustments-
     Depreciation and amortization                   440,340        478,113
     Deferred income taxes                            30,120          4,000
     Equity in joint venture income and
       minority interest                            (454,017)      (387,083)
     Net gain on sale of property and
       marketable securities                        (549,232)      (494,196)
     Stock compensation programs                           -         64,500
     (Increase) decrease in accounts receivable       48,910       (428,973)
     (Increase) decrease in inventories             (205,389)       174,824
     Increase (decrease) in accounts payable,
       accrued expenses and other assets              22,285        (87,554)
                                                  ----------     ----------
      NET CASH FLOWS FROM OPERATING ACTIVITIES  $    744,904        489,514
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

                             PART I - FINANCIAL INFORMATION
                                       (Continued)
Item 1.  Financial Statements.

                             VULCAN INTERNATIONAL CORPORATION
                      SCHEDULE SUPPORTING NET INCOME PER COMMON SHARE
                              AND DIVIDENDS PER COMMON SHARE
                                        UNAUDITED


                                                                     EXHIBIT 1

                     For the nine months ended    For the three months ended
                     September 30, September 30,  September 30, September 30,
                         1997           1996         1997            1996

a)   Net income      $ 1,411,887      1,165,883     353,216       359,581
b)   Dividends on
      preferred
      shares               1,977          2,969           -           992
                       ---------      ---------   ---------     ---------
c)   Net income
      attributable
      to common
      shares         $ 1,409,910      1,162,914     353,216       358,589
                       =========      =========   =========     =========
d)   Cash
      dividends on
      common shares  $   748,406        717,358     247,588       236,471
                       =========      =========   =========     =========
Weighted Average
 Shares:
e)   Common shares
      issued           1,999,512      1,999,512   1,999,512     1,999,512
f)   Common
      treasury shares    749,923        803,144     755,500       814,836
                       ---------      ---------   ---------     ---------
g)   Common shares
      outstanding      1,249,589      1,196,368   1,244,012     1,184,676
                       =========      =========   =========     =========
h)   Income per
      common share
      (c/g)          $      1.13            .97         .29           .30

i)   Dividends per
      common share   $       .60            .60         .20           .20


The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                        PART I - FINANCIAL INFORMATION
                                  (Continued)

Item 1.  Financial Statements.

                       VULCAN INTERNATIONAL CORPORATION
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              For the nine months ended September 30, 1997 and 1996



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

There were no securities of the Registrant sold by the Registrant during the nine months ended September 30, 1997, that were not registered under the Securities Act of 1933, in reliance upon an exemption from registration provided by Section 4(2) of the Act.

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

INVENTORIES
                                            SEPTEMBER 30,   DECEMBER 31,
                                                 1997           1996
                                              UNAUDITED
        Inventories consisted of:
          Finished goods                      $252,621          203,394
          Work in process                      252,994          131,054
          Raw materials                        333,769          299,547
                                               -------          -------

                Total inventories             $839,384          633,995
                                               =======          =======

                        PART I - FINANCIAL INFORMATION
                                  (Continued)

Item 1.  Financial Statements.

                        VULCAN INTERNATIONAL CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                For the nine months ended September 30, 1997 and 1996
                                   (Continued)


REVIEW BY INDEPENDENT ACCOUNTANTS
The condensed consolidated financial statements at September 30, 1997, and for the nine-month period then ended have been reviewed, prior to filing, by the Registrant's independent accountants, J.D. Cloud & Co. L.L.P., whose report covering their review of the financial statements is included in this report.

                               INDEPENDENT ACCOUNTANT'S REPORT


To the Board of Directors
Vulcan International Corporation
Wilmington, Delaware


We have reviewed the accompanying condensed consolidated balance sheet of Vulcan International Corporation and subsidiaries as of September 30, 1997, and the related condensed consolidated statements of income and cash flows for the nine-month and three-month periods ended September 30, 1997 and 1996. These financial statements are the responsibility of the Company's management.


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


                                              J.D. CLOUD & CO. L.L.P.
                                              Certified Public Accountants

Cincinnati, Ohio
November 3, 1997

                         PART I - FINANCIAL INFORMATION
                                  (Continued)


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


Net sales revenue for the nine-month period ended September 30, 1997, decreased $2,889,815 or 24.8% over the corresponding period in 1996. Cost of sales decreased $2,695,349 or 25.3% during the nine-month period compared to the corresponding nine-month period in 1996. Net sales revenue for the third quarter of 1997 decreased $1,085,188 or 27.3% and cost of sales decreased $856,095 or 24.2% compared to the corresponding quarter in 1996. The foregoing decreases were due primarily to the fact that on April 1, 1996, the Company downsized its Rubber Division by discontinuing the production of civilian heels and soles.

General and administrative expenses decreased $248,960 or 16.6% in the nine-month period ended September 30, 1997, as compared to the corresponding period in 1996. General and administrative expenses for the third quarter of 1997 decreased $61,511 or 13.2% compared to the corresponding quarter in 1996. These decreases are principally due to the downsizing in the Company's Rubber Division.

Interest expense for the nine-month period ended September 30, 1997, decreased $95,837 due to decreased borrowings. Interest expense for the third quarter of 1997 decreased $38,691 compared to the corresponding quarter in 1996.

Gains on the sale of property and equipment were $549,232 for the nine-month period ended September 30, 1997, as compared to $494,196 for the corresponding period in 1996. The 1997 gains are primarily due to timber sales. The 1996 gain was substantially the result of timber and equipment sales in the Shoe Products Division. Gains on the sale of property and equipment were $39,158 in the third quarter of 1997 as compared to $35,106 in the third quarter of 1996, due primarily to timber sales.

The Company has a 50% interest in a joint venture, Vulcan Brunswick Bowling Pin Company (VBBPC) which manufactures bowling pins in Antigo, Wisconsin, for Brunswick and the Company. The Company received cash distributions of $700,000 from VBBPC during the first nine months of 1997.

                        PART I - FINANCIAL INFORMATION
                                 (Continued)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. (Continued)

Summarized income statement information for VBBPC consists of the following:

                            Nine Months                 Three Months
                        Ended September 30,          Ended September 30,
                      1997            1996          1997           1996

Net sales             $10,602,480    10,202,174   3,597,149      3,097,729
Costs and expenses      9,687,766     9,420,968   3,305,635      2,957,315
                       ----------    ----------   ---------      ---------
Net income            $   914,714       781,206     291,514        140,414
                       ==========    ==========   =========      =========
Company's 50% equity
 in net income        $   457,357       390,603     145,757         70,207
                       ==========     =========   =========      =========


LIQUIDITY AND CAPITAL RESOURCES

The Company's cash requirements during the third quarter of 1997 were funded in part through earnings and noncash charges such as depreciation and amortization, a $100,000 distribution from the joint venture and from the sale of timber. The cash from these transactions was used principally in operations. The Company expects to continue, when necessary, to use short-term borrowings to meet cash requirements not fully provided by earnings, depreciation and amortization. During the period ended September 30, 1997, 11,800 shares of treasury stock were acquired and 1,000 shares of prior preferred and cumulative preferred shares were redeemed for $697,085 by the use of cash from operations. There were approximately $70,400 of commitments for capital expenditures as of September 30, 1997.

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

The Registrant was not required to file Form 8-K for the quarter ended September 30, 1997.

                           PART II - OTHER INFORMATION
                                  (Continued)


                                     SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     VULCAN INTERNATIONAL CORPORATION


November 12, 1997                      By: Benjamin Gettler
-----------------                          Chairman of the Board, President
     Date                                 and Chief Executive Officer


November 12, 1997                      By: Vernon E. Bachman
-----------------                          Vice President, Secretary-Treasurer
     Date                                 and Principal Accounting Officer