Form 10-K
period 1997-12-31
VULCAN INTERNATIONAL CORP
filed 1998-03-30
CIK 848446

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.   20549

                                FORM 10-K

   (Mark One)

     [ X ]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934       [FEE REQUIRED]
              For the fiscal year ended December 31, 1997

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

As of January 31, 1998, 1,211,344 common shares were outstanding, and the aggregate market value of the common shares (based upon the closing price of these shares on the American Stock Exchange) of Vulcan International Corporation held by nonaffiliates was approximately $44,214,056.

                       DOCUMENTS INCORPORATED BY REFERENCE

Documents Incorporated by Reference              Applicable Part of Form 10-K
-----------------------------------              ----------------------------

Annual Report to Shareholders for the
Year Ended December 31, 1997                            Part I and II

Proxy Statement Dated April 6, 1998 Furnished
to Shareholders in Connection with Registrant's
Annual Meeting of Shareholders                          Part I and III

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

(b)  Financial Information About Industry Segments-

The sales, operating profit and identifiable assets attributable to each of the Registrant's industry segments for the three years ended December 31, 1997, are set forth in Note 12 of the Notes to Consolidated Financial Statements included under Part IV, Item 14(a)1 of this Form 10-K.

(c)  Narrative Description of Business-


RUBBER AND PLASTICS:

RUBBER PRODUCTS-

Vulcan has a 272,000 square foot building in Clarksville, Tennessee, devoted entirely to the manufacture of rubber components, rubber sheet products and foam products. This factory's main products are rubber sheet stock and high density foam materials for the shoe industry and rubber heels and soles for military orders. It also produces rubber flooring for sports facilities, rubber backing for automobile mats and miscellaneous rubber and foam products.

LASTS-

Vulcan produces lasts in a well equipped factory at Walnut Ridge, Arkansas. A shoe last is the form over which non-rubber shoes are manufactured and which determines the shoe style, fit and shape. Demand for lasts varies according to the rapidity of change in shoe fashion.

WOOD PRODUCTS-

In 1990, the Company entered into an agreement with Brunswick Bowling and Billiards Corporation by the terms of which Vulcan and Brunswick formed a joint venture for the manufacture of bowling pins using Vulcan's Surlyn coating process. The Joint Venture, which is equally owned by Brunswick and Vulcan Bowling Pin Company, is located at the site of the Company's former Antigo, Wisconsin, bowling pin manufacturing facility. This manufacturing Joint Venture is named the Vulcan-Brunswick Bowling Pin Company. The Company accounts for its investment in the Joint Venture under the equity method of accounting.

Vulcan Bowling Pin Company sells and services its bowling pins through its own sales force as well as manufacturers' representatives in the United States and through distributors in foreign countries.

Vulcan Corporation also owns timberlands in Michigan which it manages and from which it sells timber.

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

Sales to one unaffiliated major shoe products customer amounted to $2,483,000 in 1997. These sales represented 27% of the total shoe product sales. Sales to one unaffiliated major bowling pin customer amounted to $322,000 in 1997. This represents 15% of the total bowling pin sales.

Vulcan's products are sold through its own sales force, manufacturers' agents and distributors.

REAL ESTATE-
Vulcan has a majority interest in the upper seven floors of the ten-story Cincinnati Club Building in downtown Cincinnati, Ohio. These floors contain approximately 60,000 square feet of finished office space and approximately 32,000 square feet of unfinished and common area space. Vulcan occupies a substantial portion of the tenth floor of the building and manages the seven floors of office space. The first three floors consist of public rooms owned by a company which uses the space for public functions and a catering service. Vulcan provided the financing for that company's purchase of those three lower floors. There is direct access into the building from an eight-story parking garage immediately adjacent to the Cincinnati Club Building owned and operated by the City of Cincinnati.

Patents, trademarks, licenses, franchises and concessions are not material factors in the business. Vulcan Bowling Pin Company owns an American Bowling Congress permit to label its Surlyn plastic-coated bowling pins as "ABC approved".

No major expenditures for pollution controls are anticipated in 1998. Expenditures thereafter should not be in excess of 5% of normal capital expenditures in any one year. This rate of expenditure should not have a significant effect on either the earnings or the competitive position of the Registrant or any of its subsidiaries. See Item 3 - Legal Proceedings.

At December 31, 1997, the Registrant employed 148 people, down from 177 at the end of 1996. The reduction in the Registrant's work force was in accordance with a previously announced plan to reduce the rubber products work force.

The Company has commitments for capital expenditures of $64,000 at December 31, 1997.

(d)  Financial Information About Foreign and Domestic Operations and Export

                                 PART I
                              (Continued)

Item 1.  Business.  (Continued)

The Registrant's entire operations are within the United States. Export sales of all products are handled by ACI International, Inc., a domestic international sales corporation (DISC). During 1997, sales were $983,000;
net income was $42,400; and assets were $1,076,800.


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


The age of the buildings ranges from approximately 35 to 74 years. The structures are of steel, brick and concrete construction and are generally in good condition. All plants are sprinklered. Excellent transportation facilities are available for all factories. Most are located on rail sidings.

For more information regarding leased property, reference is made to Note 6 of the Notes to Consolidated Financial Statements included under Part IV, Item 14(a)1 of this Form 10-K.


Item 3.  Legal Proceedings.

The Registrant has been advised that it is a potentially responsible party, together with 18 other parties, with regard to the Resolve, Inc. Superfund Site, located in North Dartmouth, Massachusetts, with potential joint and several liability of $5.7 million. The Resolve site was a waste chemical reclamation facility. The environmental problem at the site involves soil contamination including, particularly, PCB contaminants. The Registrant is contesting all liability. The Company's liability cannot be estimated at this time. It is the understanding of Registrant that clean-up at the site will involve treatment of contaminated soil and ground water. There may be other potential clean-up liability at other sites of which the Registrant has no specific knowledge.

                                 PART I
                              (Continued)

Item 3.  Legal Proceedings.  (Continued)

The Registrant and its subsidiaries are involved in other litigation matters and claims which are normal in the course of operations.

Management believes that the resolution of these matters will not have a material impact on the Company's business or financial condition.


Item 4.  Submission of Matters to a Vote of Security Holders.

There were no matters submitted to a vote of security holders through the solicitation of proxies or otherwise during the fourth quarter of the year ended December 31, 1997, that require disclosure under this item.

                                PART II


Item 5.  Market for Registrant's Common Equity and Related Stockholder
Matters.

The common stock of Vulcan International Corporation is listed and traded on the American Stock Exchange. There were approximately 585 shareholders of record as of December 31, 1997. The high and low sales price and the dividends paid for each quarterly period within the two most recent years were as follows:

                          1997                          1996
   QUARTER        HIGH    LOW     DIVIDEND     HIGH     LOW     DIVIDEND
   -------        ----    ---     --------     ----     ---     --------

    First      33-3/4    29-5/8      $.20     21-7/8   20-3/4      $.20
    Second     37-1/4    33-1/4      $.20     25-1/2   21-1/8      $.20
    Third      40        36-5/8      $.20     26-1/8   24-5/8      $.20
    Fourth     40        38          $.20     32-7/8   25-3/4      $.20


Item 6.  Selected Financial Data.

The information required by this item is set forth below:

                          1997        1996        1995        1994        1993

Net revenues       $13,752,682  17,087,469  18,112,150  18,131,212  20,238,119
Income (loss)
 before taxes        2,180,614   2,497,481    (574,769)  1,101,818   3,765,941
Income taxes
 (benefit)             394,809     539,129    (486,746)    122,581     980,891
Net income (loss)    1,785,805   1,958,352     (88,023)    979,237   2,785,050
Income (loss) per
 common share             1.44        1.63        (.07)        .76        2.18
Dividends per
 common share              .80         .80         .80         .80         .80
Property, plant
and equipment (net)  2,498,771   2,955,657   2,851,181   3,201,587   3,485,389
Depreciation           594,138     662,687     677,631     788,168     787,970
Current assets      38,900,356  28,500,783  23,624,962  17,660,662  11,888,722
Ratio current
 assets to current
 liabilities         3.38 to 1   3.62 to 1   2.80 to 1   3.48 to 1   6.36 to 1
Total assets        82,415,593  59,848,623  51,076,828  38,892,364  19,302,295







                                PART II
                              (Continued)

Item 6.  Selected Financial Data.  (Continued)


Long-term debt               -           -           -           -           -
Redeemable
 preferred stock
 (solely at the
 option of the
 issuer)                     -      66,060      66,060      66,060      66,335
Net unrealized
 holding gain       43,211,515  27,983,826  21,977,823  12,765,774           -
Total share-
 holders' equity    58,494,990  43,948,759  36,105,488  29,338,281  16,743,814
Book value per
 common share            48.05       35.04       29.72       22.84       12.95


The Company adopted Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities" effective January 1, 1994. The adoption of SFAS No. 115 resulted in an increase in shareholders' equity of $12,765,774 at December 31, 1994.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The information required by this item is incorporated by reference to the 1997 Annual Report to Shareholders.

                                PART II
                              (Continued)


Item 8.  Financial Statements and Supplementary Data.

The consolidated financial statements required by this item are included under
Part IV, Item 14(a)1 of this Form 10-K.

Other information required by this item is set forth below:


                                                                 Net Income
                       Total       Gross           Net        Per Common Share
                     Revenues  Profit (Loss)      Income        Outstanding
                     --------  -------------  -------------  -----------------
 1997
 ----
 First Quarter     $ 3,249,414     198,432         599,421            .48
 Second Quarter      3,401,564     379,436         459,250            .36
 Third Quarter       3,297,939     209,996         353,216            .29
 Fourth Quarter      3,803,765    (166,301)        373,918            .31
                    ----------    --------       ---------          -----
                   $13,752,682     621,563       1,785,805           1.44
                    ==========    ========       =========          =====
 1996
 ----
 First Quarter     $ 4,330,872     (86,429)        127,695            .10
 Second Quarter      4,080,935     629,670         678,607            .57
 Third Quarter       4,356,254     439,089         359,581            .30
 Fourth Quarter      4,319,408     340,365         792,469            .66
                    ----------   ---------       ---------          -----
                   $17,087,469   1,322,695       1,958,352           1.63
                    ==========   =========       =========          =====

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.


Item 10.  Directors and Executive Officers of the Registrant.

(a)  Identification of Directors-

The information required by this item is incorporated herein by reference to the Registrant's Proxy Statement dated April 6, 1998, in connection with its Annual Meeting to be held May 7, 1998.

                                PART III


(b)  Identification of Executive Officers-

     NAME                        AGE          POSITION AND TIME IN OFFICE

     Benjamin Gettler             72          President since November 1988;
                                              Chairman of The Board since
                                              June 1990; Director since 1960.


     Vernon E. Bachman            60          Vice President and Treasurer
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


Item 11.  Executive Compensation.

The information required by this Item is incorporated herein by reference to the Registrant's proxy statement dated April 6, 1998, in connection with its annual meeting to be held May 7, 1998.

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

Other information required by this item is incorporated herein by reference to the Registrant's proxy statement dated April 6, 1998, in connection with its annual meeting to be held May 7, 1998.

Item 13.  Certain Relationships and Related Transactions.

There were no significant items to report under this caption other than those reported in the Registrant's Proxy Statement dated April 6, 1998, in connection with its Annual Meeting to be held May 7, 1998, which is incorporated herein by reference.

                                 PART IV


Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)      1.    Financial Statements.

               The following Consolidated Financial Statements of Vulcan International Corporation and subsidiaries are included under this item (see attached shareholders report and proxy statement):
                                                                      Page

                   Independent Auditors' Report.                       18

                   Consolidated Balance Sheets at December 31,
                    1997, and 1996.                                   19-20

                   Consolidated Statements of Income for Each
                    of the Three Years in the Period Ended
                    December 31, 1997.                                 21

                   Consolidated Statements of Shareholders'
                    Equity for Each of the Three Years in the
                    Period Ended December 31, 1997.                   22-24

                   Consolidated Statements of Cash Flows for
                    Each of the Three Years in the Period
                    Ended December 31, 1997.                          25-26

                   Notes to the Consolidated Financial
                    Statements for the Three Years Ended
                    December 31, 1997.                                27-41

         2.    Financial Statement Schedule.

                   Independent Auditors' Report on Schedule.           55

                   Schedule II - Valuation and Qualifying Accounts.    56


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

                                PART IV
                              (Continued)

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K. (Continued)

         3.    Financial Statements.

               The following financial statements of Vulcan International Corporation's 50% owned Joint Venture, Vulcan-Brunswick Bowling Pin Company, are included under this item:


                                                                          Page

                  Independent Auditors' Report                             58
                  Balance Sheets at December 31, 1997 and 1996             59
                  Statements of Income for the years ended
                   December 31, 1997 and 1996                              60
                  Statements of Partners' Capital for the years
                   ended December 31, 1997 and 1996                        61
                  Statements of Cash Flows for the years ended
                   December 31, 1997 and 1996                              62
                  Notes to the financial statements for the years
                   ended December 31, 1997 and 1996                      63-67

         4.    Exhibits.

                 3.    Registrant's Articles of Incorporation and
                        By-Laws are incorporated herein by reference.
                11.    Statement regarding computation of per share
                        earnings is incorporated herein by reference
                        to Registrant's 1997 Annual Report to
                        Shareholders                                       41
                13.    Registrant's 1997 Annual Report to Shareholders
                        is incorporated herein by reference.             11-41
                20.    Proxy Statement dated April 6, 1998, is
                        incorporated herein by reference.                44-53
                21.    Subsidiaries of the Registrant.                     54
                27.    Financial Data Schedule
               99.1    Independent Auditors' Report on Schedule            55
               99.2    Valuation and Qualifying accounts                   56
               99.3    Vulcan-Brunswick Bowling Pin Company financial
                        statements                                       57-67

(b)      Reports on Form 8-K.

         There were no reports on Form 8-K for the three months ended December 31, 1997.

                                  EXHIBIT 13

                       VULCAN INTERNATIONAL CORPORATION
                               AND SUBSIDIARIES

                       CONSOLIDATED FINANCIAL STATEMENTS

                     For the year ended December 31, 1997


















                                                  J.D. CLOUD & CO. L.L.P.
                                               CERTIFIED PUBLIC ACCOUNTANTS
                                                    CINCINNATI, OHIO

                     VULCAN INTERNATIONAL CORPORATION
                             Executive Office
                      300 Delaware Avenue, Suite 1704
                        Wilmington, Delaware 19801




                            VULCAN CORPORATION
   Office and Manufacturing Plant                Accounting Office
        1151 College Street                     30 Garfield Place
       Clarksville, Tennessee                   Cincinnati, Ohio 45202




                        OTHER MANUFACTURING PLANTS
                             Antigo, Wisconsin
                           Walnut Ridge, Arkansas




                              SALES OFFICE
             Blanchester, Ohio                Cincinnati, Ohio
          Clarksville, Tennessee            Walnut Ridge, Arkansas




                        STOCK TRANSFER AND REGISTRAR
                                Chase Mellon
                           Shareholders Services




                                   AUDITOR
                           J.D. Cloud & Co. L.L.P.
                                Cincinnati, Ohio

TO OUR SHAREHOLDERS:

The Company continued its efforts in 1997 to revivify its Rubber Products Division, the Company's largest operating division. That Division was substantially downsized in April 1996 due to the continued shifting by domestic U.S. shoe manufacturers of their plants and supplies procurement to foreign shores. Such shifting is still continuing. Vulcan's effort involved development of new foam products for the new foam line purchased in 1996 as well as placing emphasis on sales of rubber batch material (uncured rubber)
At the same time, the Company has not lessened its efforts to maintain its position as a quality supplier to the domestic shoe industry of shoe lasts, rubber sheet stock and high-density foam materials, as well as heels and soles for military footwear.

The Wood Products Division showed a decline as a result of bowling pin sales being adversely affected by the policy and recent activity of the AMF Corporation of purchasing a substantial number of bowling centers - a number of which had been Vulcan customers. AMF manufactures its own pins. Increased sales efforts both domestically and abroad will be required to replace that lost business.

Despite increased expenditures required for these development efforts, the Company was able to maintain a close approximation to the previous year's income. In 1997 the Company had consolidated net profits of $1,785,805 compared to $1,958,352 in 1996. The 1996 number, however, included
$235,500 of non-recurring after tax income resulting from the termination of the Company's self-insured health plan.

Our shareholders may be assured that all of Vulcan's employees will make every effort to overcome every obstacle to make 1998 not only a rebuilding year but a financially successful year.

                                         BENJAMIN GETTLER
                                       Chairman of the Board
                                           and President

                          DESCRIPTION OF BUSINESS

Vulcan International Corporation is a Delaware holding company which is the owner of 100% of the common stock of Vulcan Corporation, a manufacturer of the products described below:

                            RUBBER AND PLASTIC PRODUCTS

Vulcan has two separate plants which manufacture rubber and plastic products the majority of which are used by manufacturers of footwear. One of those components is a plastic shoe last. The shoe last is the form over which shoes are manufactured and which determines the shoe style, fit and shape. Demand for lasts varies according to the rapidity of change in shoe fashion. Vulcan produces lasts in a 42,000 sq. ft. very modern, well-equipped factory in Walnut Ridge, Arkansas. The creation of models and patterns by skilled artisans had been done in Blanchester, Ohio as well as Walnut Ridge, Arkansas. In December 1997 the Blanchester model room was closed and consolidated with the Walnut Ridge model room operation.

Vulcan manufactures rubber components in a 272,000 sq. ft. building located in Clarksville, Tennessee. Demand for those products depends substantially on the volume of the shoes manufactured in the United States. That volume has declined precipitously with the result that only approximately 7% of non-rubber shoes sold in the United States were manufactured in the U.S. in 1997 compared to over 80% in 1980. Approximately 40% of the products manufactured at Clarksville prior to May 1996 were heels and soles for civilian footwear manufacture. In April 1996, the Company discontinued the manufacture of those products. The Company is now concentrating on the manufacture of rubber sheet stock and high density foam materials for the shoe industry, as well as rubber and foam products, and rubber batch material for prime manufacturers in various industries while also continuing to manufacture heels and soles for military footwear.

                              WOOD PRODUCTS

The Company is a 50% owner of a Joint Venture with Brunswick Bowling and Billiards Corporation which manufactures bowling pins in Antigo, Wisconsin. The pins are manufactured from hard maple and coated with Surlyn. Vulcan sells pins in the United States and worldwide under the name of Vultex II, as well as various private label names. In addition, the Company owns timberlands in Michigan which it manages and from which it sells timber.

                                REAL ESTATE

On August 12, 1993, Vulcan purchased a majority interest in the upper seven floors of the ten-story Cincinnati Club Building in downtown Cincinnati, Ohio, and contracted to manage that space. These floors contain approximately 60,000 square feet of finished office space and approximately 32,000 square feet of unfinished and common area space. Vulcan occupies a substantial portion of the tenth floor of the building. The first three floors consist of public rooms owned by a company which uses the space for public functions and a catering service. Vulcan provided the financing for that company's purchase of those three lower floors. There is direct access into the building from an eight-story parking garage immediately adjacent to the Cincinnati Club Building owned and operated by the City of Cincinnati. A picture of the building appears on the inside cover of this report.

                    MANAGEMENT ANALYSIS OF RECENT YEARS

1997 COMPARED TO 1996
---------------------
Sales of rubber and plastic products (the majority of which were sales to the shoe industry) decreased from $12,104,816 in 1996 to $9,366,718 in 1997. This was the continuing result of the April 1996 downsizing of the rubber division and continued increasing foreign competition in the shoe manufacturing industry. There were also substantial increases in costs for product development. Operating losses from sales (before tax) increased from $30,498 in 1996 to $331,329 in 1997.

Sales from the wood products segment of the business decreased from $3,444,375 in 1996 to $2,651,508 in 1997, a portion of which was due to reduced bowling pin sales resulting from the purchase by AMF of bowling pin centers, which had been customers of Vulcan. As a result, operating profits (before tax) from the wood products division declined from $1,109,599 to $885,119.

Gross gains on the sale or disposal of assets were $116,621 in 1997 compared to $304,206 in 1996. In 1997 the gains were mainly from the sale of acreage in Wisconsin. In 1995 the gains were mainly from the sale of assets from the rubber division resulting from downsizing. Dividends and interest income (before tax) were $1,794,152 compared to $1,627,923 in 1996.

The Company has examined the problem Year 2000 Compliance with our technical advisors. They state that most of the Company's current accounting software is Year 2000 Compliant. As to the remaining software, it is anticipated that in the near future our current software vendors will offer upgrades to make such software Year 2000 Compliant without material upgrade costs to the Company. Their examination of hardware with regard to Year 2000 Compliance is not complete; however, it is anticipated that the examination will be completed by May 31, 1998.


1996 COMPARED TO 1995
---------------------
Sales of rubber and plastic products (primarily sales to the shoe industry) decreased from $13,115,811 in 1996 to $12,104,816 in 1997. In April 1996 the
Company downsized its rubber division by discontinuing the production of civilian heels and soles. Those items were more labor intensive and, therefore, more susceptible to foreign competition. The result of that decision was to reduce the workforce in the rubber division from a high in 1995 of 256 to approximately 85 by the end of 1996. During the year, the Company purchased a new machinery line for the manufacture of foam products and commenced developing products for that line. Operating losses from sales (before taxes and interest) decreased from $3,210,723 in 1995 to a loss of $30,498 in 1996. The reduction in losses was a direct result of the downsizing of the rubberproducts division, the elimination of all rubber heel and sole production except for military orders and the cost reduction measures put into place after the downsizing.

Sales of the wood products segment of the business were $3,444,375 in 1996 compared to $3,474,668 in 1995. Operating profits (before tax) of the wood products segment in 1996 were $1,109,599 compared to $1,002,562 in 1995.

                      MANAGEMENT ANALYSIS OF RECENT YEARS

Gross gains on the sale or disposal of assets were $304,206 in 1996 compared to $499,564 in 1995. In 1996 the gains were mainly from the sale of assets from the rubber division after the downsizing. In 1995 the gains were from the sale of the Company's Blanchester, Ohio property and the sale of marketable securities. Dividends and interest income (before tax) were $1,627,923 compared to $1,595,046 in 1995. The Company had $235,500 of after tax income resulting from the termination of a self-insured health plan.


1995 COMPARED TO 1994
---------------------
Sales of rubber and plastic products (primarily sales to the shoe industry) increased from $11,925,658 in 1994 to $13,115,811 in 1995. Operating loss from sales (before tax) increased from $1,520,822 in 1994 to a loss of $3,210,723 in 1995 as a direct result of the loss in the rubber products division. That increased loss was caused by the fact that in 1995 there was an increase of approximately 31% in the price of raw materials used in the manufacture of rubber products and the continued and increased foreign competition (which was in excess of 90% of the U.S. Market in 1995) made it impossible to pass such cost increases on to footwear manufacturing customers.

Sales of wood products segment of the business were $4,694,928 in 1994 compared to $3,474,668 in 1995, primarily the result of increased pin sales. Operating profits (before tax) of wood products segment in 1995 were $1,002,562 compared to $1,249,609 in 1994.

Gross gains on the sale or disposal of assets and securities in 1995 were $499,564 compared to $195,198 in 1994. In 1995 the gains were from the sale of the Blanchester, Ohio property, and the sale of marketable securities. In 1994 the gains were from the sale of marketable securities. Dividends and interest income (before tax) were $1,595,046 compared to $1,523,410 in 1994.

           FINANCIAL POSITION, LIQUIDITY AND CAPITAL COMMITMENTS


The Company's cash requirements in 1997 were funded by its cash flow. The Company will use short term borrowing to meet its cash requirements when necessary. Working capital increased $6,764,531 during the past year. The increase in Working Capital was a result of the increased value of Marketable Securities of $10,347,463 and reduced by the increase in Deferred Federal Income Tax of $3,509,424. Capital expenditures were $212,366 compared to total depreciation and amortization of $607,914.

                          1997                          1996
   QUARTER        HIGH    LOW     DIVIDEND     HIGH     LOW     DIVIDEND
   -------        ----    ---     --------     ----     ---     --------

    First      33-3/4    29-5/8      $.20     21-7/8   20-3/4      $.20
    Second     37-1/4    33-1/4      $.20     25-1/2   21-1/8      $.20
    Third      40        36-5/8      $.20     26-1/8   24-5/8      $.20
    Fourth     40        38          $.20     32-7/8   25-3/4      $.20


The common stock of Vulcan International Corporation is listed on the American Stock Exchange. The high and low sale prices and the dividends paid for each quarterly period within the two most recent years were as shown.



                                  FORM 10-K

A copy of the 1997 Vulcan International Corporation 10-K report filed with the Securities and Exchange Commission will be furnished without charge upon request by a shareholder or beneficial owner as of the record date, March 25, 1998, of securities entitled to vote at the annual meeting of shareholders. Requests should be addressed to:

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

                      INDEPENDENT AUDITORS' REPORT


To the Board of Directors
Vulcan International Corporation
Wilmington, Delaware

We have audited the accompanying consolidated balance sheets of Vulcan International Corporation (a Delaware Corporation) and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Vulcan International Corporation and subsidiaries at December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

As discussed in Note 8 to the consolidated financial statements, the Company has been advised that it is a potentially responsible party in certain environmental matters. The amount of liability cannot be predicted at this time.



                                          /s/ J.D. CLOUD & CO. L.L.P.
                                          Certified Public Accountants

Cincinnati, Ohio
February 12, 1998

              VULCAN INTERNATIONAL CORPORATION AND SUBSIDIARIES

                        CONSOLIDATED BALANCE SHEETS

                       At December 31, 1997 and 1996


     -ASSETS-                                         1997        1996
CURRENT ASSETS:
   Cash                                        $ 2,141,676   1,254,138
   Marketable securities                        34,328,808  23,981,345
   Accounts receivable (less-allowance
     for doubtful accounts-$260,417
     in 1997; $282,847 in 1996)                  1,718,037   2,490,485
   Inventories                                     611,959     633,995
   Prepaid expense                                  31,176      32,117
   Refundable federal income tax                    68,700     108,703
                                                ----------  ----------
     TOTAL CURRENT ASSETS                       38,900,356  28,500,783
                                                ----------  ----------

PROPERTY, PLANT AND EQUIPMENT:
   Land                                             88,581      88,581
   Timberlands and timber cutting rights           700,393     716,993
   Buildings and improvements                    3,870,675   3,854,755
   Machinery and equipment                       9,880,090  10,699,288
   Leasehold improvements                          282,654     291,126
   Construction-in-process                          51,520      16,911
                                                ----------  ----------
     Total                                      14,873,913  15,667,654
     Less-Accumulated depreciation
        and depletion                           12,375,142  12,711,997
                                                ----------  ----------
     PROPERTY, PLANT AND EQUIPMENT-NET           2,498,771   2,955,657
                                                ----------  ----------

MODELS AND PATTERNS-at nominal value                     1           1
                                                ----------  ----------
INVESTMENT IN JOINT VENTURE                        350,696     685,832
                                                ----------  ----------
DEFERRED CHARGES AND OTHER ASSETS:
   Marketable securities                        37,526,937  24,798,261
   Note receivable                                 613,419     688,537
   Other                                         2,525,413   2,219,552
                                                ----------  ----------
     TOTAL DEFERRED CHARGES AND
       OTHER ASSETS                             40,665,769  27,706,350
                                                ----------  ----------
          TOTAL ASSETS                         $82,415,593  59,848,623
                                                ==========  ==========







     -LIABILITIES AND SHAREHOLDERS' EQUITY-

CURRENT LIABILITIES:
   Accounts payable-
     Trade                                     $   277,845     164,414
     Other                                         252,394     230,515
   Accrued salaries, wages and commissions         169,337     193,533
   Accrued other expenses                          554,820     540,316
   Deferred income tax                          10,245,689   6,736,265
                                                ----------  ----------
     TOTAL CURRENT LIABILITIES                  11,500,085   7,865,043
                                                ----------  ----------
OTHER LIABILITIES:
   Deferred income tax                          12,358,733   7,973,105
   Other                                            24,359     224,109
                                                ----------  ----------
     TOTAL OTHER LIABILITIES                    12,383,092   7,997,214
                                                ----------  ----------
COMMITMENTS AND CONTINGENCIES (See Note 8)

MINORITY INTEREST IN PARTNERSHIP                    37,426      37,607
                                                ----------  ----------
SHAREHOLDERS' EQUITY:
   Capital stock-
     $3.00 Prior Preferred-stated value
       $100.00;
       Authorized 294 shares;
       Outstanding 280 shares - 1996; all
       shares retired in 1997                            -      28,000
     $4.50 Cumulative Preferred-stated value
       $55.00 per share, redemption or
       liquidation value $100.00;
       Authorized 720 shares;
       Outstanding 720 shares - 1996; all
       shares retired in 1997                            -      38,060
     Common-no par value;
       Authorized 2,000,000 shares
       Issued 1,999,512 shares                     249,939     249,939
   Additional paid-in capital                    5,619,993   5,619,993
   Retained earnings                            24,543,468  23,782,656
   Net unrealized holding gain                  43,211,515  27,983,826
                                                ----------  ----------
                                                73,624,915  57,702,474
     Less-Common stock in treasury-at cost,
        782,168 shares in 1997 and
        745,168 shares in 1996                  15,129,925  13,753,715
                                                ----------  ----------
     TOTAL SHAREHOLDERS' EQUITY                 58,494,990  43,948,759
                                                ----------  ----------
          TOTAL LIABILITIES AND
             SHAREHOLDERS' EQUITY              $82,415,593  59,848,623
                                                ==========  ==========

The accompanying notes to consolidated financial statements are an integral part of these statements.

                 VULCAN INTERNATIONAL CORPORATION AND SUBSIDIARIES

                         CONSOLIDATED STATEMENTS OF INCOME

                        Three years ended December 31, 1997

                                            1997          1996          1995
REVENUES:
   Net sales                         $11,958,530    15,459,546    16,517,104
   Dividends and interest              1,794,152     1,627,923     1,595,046
                                      ----------    ----------    ----------
     TOTAL REVENUES                   13,752,682    17,087,469    18,112,150
                                      ----------    ----------    ----------
COST AND EXPENSES:
   Cost of sales                      11,336,967    14,136,851    17,591,952
   General and administrative          1,529,965     1,775,703     2,525,261
   Interest expense                       18,140       130,711       110,081
                                      ----------    ----------    ----------
     TOTAL COST AND EXPENSES          12,885,072    16,043,265    20,227,294
                                      ----------    ----------    ----------

EQUITY IN JOINT VENTURE INCOME           714,863       664,133       686,451

MINORITY INTEREST IN (INCOME)
   OF PARTNERSHIP                         (4,521)       (4,711)       (2,336)
                                      ----------    ----------    ----------
     INCOME (LOSS)-BEFORE GAIN ON
       DISPOSAL OF ASSETS              1,577,952     1,703,626    (1,431,029)
                                      ----------    ----------    ----------
REALIZED GAIN ON SALE OF
  MARKETABLE SECURITIES                        -             -       135,405

NET GAIN ON DISPOSAL OF PROPERTY
   AND EQUIPMENT                         602,662       793,855       720,855
                                      ----------    ----------    ----------
     GAIN ON DISPOSAL OF ASSETS          602,662       793,855       856,260
                                      ----------    ----------    ----------
     INCOME (LOSS)-BEFORE
      INCOME TAXES                     2,180,614     2,497,481      (574,769)

INCOME TAX PROVISION (BENEFIT)           394,809       539,129      (486,746)
                                      ----------    ----------    ----------
          NET INCOME (LOSS)          $ 1,785,805     1,958,352       (88,023)
                                      ==========    ==========    ==========
Net Income (Loss) Per Common
 Share Outstanding                   $      1.44          1.63          (.07)
                                      ==========    ==========    ==========

The accompanying notes to consolidated financial statements are an integral part of these statements.

                 VULCAN INTERNATIONAL CORPORATION AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                        Three years ended December 31, 1997

                                     $3.00 Prior    $4.50 Cumulative
                                  Preferred Shares  Preferred Shares   Common
                                    Outstanding       Outstanding      Stock
                                  ---------------   ---------------   -------
                                  Shares   Amount   Shares   Amount

Balance at January 1, 1995         280    $28,000    692     38,060    249,939
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

Add-Net income for the year
    Change in net unrealized
     holding gain, net of tax
    Sale of treasury shares

Deduct-Dividends declared:
        $3.00 per share-preferred
        $4.50 per share-preferred
        $ .80 per share-common
       Purchase of treasury shares
                                   ---     ------    ---     ------   -------
Balance at December 31, 1996       280     28,000    692     38,060   249,939

Add-Net income for the year
    Change in net unrealized
     holding gain, net of tax

Deduct-Dividends declared:
        $3.00 per share-preferred
        $4.50 per share-preferred
        $ .80 per share-common
       Redemption of preferred
        shares                     280     28,000    692     38,060
       Purchase of treasury
        shares
                                   ---     ------    ---     ------   -------
Balance at December 31, 1997         -    $     -      -          -   249,939
                                   ===     ======    ===     ======   =======



                                     Additional
                                      Paid-In     Retained    Net Unrealized
                                      Capital     Earnings     Holding Gain
                                     ----------   --------    --------------
Balance at January 1, 1995            4,246,836  23,880,470     12,765,774

Add-Change in net unrealized
     holding gain, net of tax                                    9,212,049
    Sale of treasury shares              37,125

Deduct-Net loss for the year                         88,023
       Dividends declared:
        $3.00 per share-preferred                       840
        $4.50 per share-preferred                     3,114
        $ .80 per share-common                      992,009
       Purchase of treasury shares
        shares
                                      ---------  ----------     ----------
Balance at December 31, 1995          4,283,961  22,796,484     21,977,823

Add-Net income for the year                      1,958,352
    Change in net unrealized
     holding gain, net of tax                                   6,006,003
    Sale of treasury shares           1,336,032

Deduct-Dividends declared:
        $3.00 per share-preferred                       840
        $4.50 per share-preferred                     3,114
        $ .80 per share-common                      968,226
       Purchase of treasury shares
                                      ---------  ----------     ----------
Balance at December 31, 1996          5,619,993  23,782,656     27,983,826

Add-Net income for the year                       1,785,805
    Change in net unrealized
     holding gain, net of tax                                   15,227,689

Deduct-Dividends declared:
        $3.00 per share-preferred                       420
        $4.50 per share-preferred                     1,557
        $ .80 per share-common                      991,876
       Redemption of preferred
        shares                                       31,140
       Purchase of treasury shares
                                      ---------  ----------     ----------
Balance at December 31, 1997          5,619,993  24,543,468     43,211,515
                                      =========  ==========     ==========








                                                                    Total
                                              Common             Shareholders'
                                          Treasury Shares           Equity
                                       --------------------      ------------
                                       Shares        Amount

Balance at January 1, 1995             717,694   11,870,798       29,338,281

Add-Change in net unrealized                                       9,212,049
     holding gain,
     net of tax
    Sale of treasury shares             (3,000)     (15,000)          52,125

Deduct-Net loss for the year                                          88,023
       Dividends declared:
        $3.00 per share-preferred                                        840
        $4.50 per share-preferred                                      3,114
        $ .80 per share-common                                       992,009
       Purchase of treasury shares      69,946    1,412,981        1,412,981
                                       -------   ----------       ----------
Balance at December 31, 1995           784,640   13,268,779       36,105,488

Add-Net income for the year                                        1,958,352
    Change in net unrealized                                       6,006,003
     holding gain, net of tax
    Sale of treasury shares            (75,000)    (325,092)       1,661,124

Deduct-Dividends declared:
        $3.00 per share-preferred                                        840
        $4.50 per share-preferred                                      3,114
        $ .80 per share-common                                       968,226
       Purchase of treasury shares      35,528      810,028          810,028
                                       -------   ----------       ----------
Balance at December 31, 1996           745,168   13,753,715       43,948,759

Add-Net income for the year                                        1,785,805
    Change in net unrealized
     holding gain, net of tax                                     15,227,689

Deduct-Dividends declared:
        $3.00 per share-preferred                                        420
        $4.50 per share-preferred                                      1,557
        $ .80 per share-common                                       991,876
       Redemption of preferred
        shares                                                        97,200
       Purchase of treasury shares      37,000    1,376,210        1,376,210
                                       -------   ----------       ----------
Balance at December 31, 1997           782,168   15,129,925       58,494,990
                                       =======   ==========       ==========

The accompanying notes to consolidated financial statements are an integral part of these statements.

                 VULCAN INTERNATIONAL CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                       Three years ended December 31, 1997

                                           1997         1996         1995
CASH FLOWS FROM OPERATING ACTIVITIES:
 Cash received from customers          $ 12,677,354   15,652,624   16,031,277
 Cash paid to suppliers and employees   (12,378,416) (15,095,554) (18,173,744)
 Dividends and interest received          1,794,733    1,628,811    1,594,657
 Interest paid                              (20,439)    (142,349)    (104,101)
 Income tax refunds                               -      194,199            -
 Income taxes paid                         (303,736)    (330,014)      (7,802)
                                         -----------  -----------  -----------
      NET CASH FLOWS FROM
       OPERATING ACTIVITIES                1,769,496    1,907,717    (659,713)
                                         ------------ ------------ -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Proceeds from sale of marketable
  securities                                       -            -     326,293
 Proceeds from sale of property
  and equipment                               677,552      992,533    802,983
 Advances on notes receivable                       -            -    (54,671)
 Purchase of marketable securities             (3,839)           -     (9,508)
 Purchase of property, plant and
  equipment                                  (212,366)    (981,721)  (410,143)
 Cash Distribution from Joint Venture       1,050,000      650,000  1,575,000
 Collection on notes receivable                73,958       72,014     58,304
                                          -----------  ----------- ----------
      NET CASH FLOWS FROM
       INVESTING ACTIVITIES                 1,585,305      732,826  2,288,258
                                          -----------  ----------- -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Borrowings under credit agreements           700,000    1,195,000  2,625,000
 Principal payments under credit
  agreements                                 (700,000)  (3,370,000)(1,835,000)
 Proceeds from sale of treasury shares              -    1,434,250          -
 Purchase of common and preferred shares   (1,473,410)    (810,028)(1,412,981)
 Cash dividends paid                         (993,853)    (972,180)  (995,963)
                                          -----------  ----------- -----------
      NET CASH FLOWS FROM
       FINANCING ACTIVITIES                (2,467,263)  (2,522,958)(1,618,944)
                                          -----------  -----------  ----------
      NET INCREASE IN CASH AND
       CASH EQUIVALENTS                       887,538      117,585      9,601

CASH AND CASH EQUIVALENTS AT
 BEGINNING OF YEAR                          1,254,138    1,136,553  1,126,952
                                          -----------  ----------- ----------
CASH AND CASH EQUIVALENTS AT
 END OF YEAR                             $  2,141,676    1,254,138  1,136,553
                                          ===========  =========== ==========





RECONCILIATION OF NET INCOME (LOSS)
 TO NET CASH FLOWS FROM OPERATING
 ACTIVITIES:
  Net income (loss)                      $  1,785,805    1,958,352    (88,023)
  Adjustments:
    Depreciation and amortization             607,914      677,621    694,790
    Deferred income tax                        50,485      324,697   (423,103)
    Equity in joint venture income and
     minority interest                       (710,342)    (661,917)   684,115)
    Gain on sale of marketable securities         (44)           -   (135,405)
    Gain on sale of property and equipment   (602,618)    (793,855)  (720,855)
    Stock compensation programs                     -      226,875     52,125
    (Increase) decrease in accounts
     receivable                               768,905      283,966   (431,848)
    Decrease in inventories                    22,036      437,957  1,043,737
    Increase (decrease) in accounts
     payable, accrued expenses and other     (152,645)    (545,979)    32,984
                                          -----------  ----------- ----------
      NET CASH FLOWS FROM
       OPERATING ACTIVITIES              $  1,769,496    1,907,717   (659,713)
                                          ===========  =========== ===========

The accompanying notes to consolidated financial statements are an integral part of these statements.

                 VULCAN INTERNATIONAL CORPORATION AND SUBSIDIARIES

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       Three years ended December 31, 1997


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

                 VULCAN INTERNATIONAL CORPORATION AND SUBSIDIARIES

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       Three years ended December 31, 1997
                                  (Continued)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (Continued)

PROPERTY, PLANT AND EQUIPMENT-
Property, plant and equipment are stated at cost. The Company provides for depreciation over the estimated useful lives of the respective assets using both straight line and accelerated methods. Buildings and improvements are depreciated over 10 to 45 years, machinery and equipment over 3 to 11 years, and leasehold improvements are amortized over the lives of the leases. Timber depletion charges are based on the cost of timber cut.

INVESTMENT IN JOINT VENTURE-
In June 1990 the Company formed a Joint Venture, the Vulcan Brunswick Bowling Pin Company, with Brunswick Bowling and Billiards Corporation to manufacture bowling pins. The Company, through a wholly-owned subsidiary, has an undivided 50% interest in the Joint Venture which is accounted for under the equity method of accounting. Under this method, the Company records the investment at its original cost adjusted for 50% of the Joint Venture's income or loss since formation less any distributions received from the Joint Venture.

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

VULCAN INTERNATIONAL CORPORATION AND SUBSIDIARIES

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                       Three years ended December 31, 1997
                                  (Continued)


NOTE  1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (Continued)

ADVERTISING COSTS-
Advertising costs are generally expensed as incurred.

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


NOTE  2 - MARKETABLE SECURITIES

The Company's investments in marketable securities have been classified as available-for-sale securities and reported at their fair value as determined by quoted market prices as follows:
                                               Unrealized          Fair
                                 Cost             Gains            Value
          1997
          Current          $ 3,760,470         30,568,338       34,328,808
          Long-term          2,623,283         34,903,654       37,526,937
                             ---------         ----------       ----------
               Total       $ 6,383,753         65,471,992       71,855,745
                             =========         ==========       ==========
          1996
          Current          $ 3,756,586         20,224,759       23,981,345
          Long-term          2,623,283         22,174,978       24,798,261
                             ---------         ----------       ----------
               Total       $ 6,379,869         42,399,737       48,779,606
                             =========         ==========       ==========

The unrealized holding gains are included, net of deferred income tax, as a component of shareholders' equity.

As of February 12, 1998, the fair value of marketable securities was approximately $70,811,000 and the net unrealized holding gain was approximately $42,522,000 net of deferred taxes of approximately $21,905,000.

                 VULCAN INTERNATIONAL CORPORATION AND SUBSIDIARIES

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       Three years ended December 31, 1997
                                  (Continued)



NOTE 3 - INVENTORIES

Inventories at December 31, 1997 and 1996, were classified as follows:
                                             December 31,
                                          1997          1996
                                       ------------------------

          Finished goods               $220,117        203,394
          Work in process               119,116        131,054
          Raw materials                 272,726        299,547
                                        -------        -------
             Total                     $611,959        633,995
                                        =======        =======

As indicated in Note 1, substantially all inventories are stated at cost determined under the last-in, first-out (LIFO) method. If valued at current replacement cost, inventories would have been approximately $1,240,000 and $1,290,000 greater than reported at December 31, 1997 and 1996, respectively.

In each of the years ended December 31, 1997 and 1996, inventory quantities were reduced. These reductions resulted in liquidations of LIFO inventory quantities carried at lower costs prevailing in prior years as compared with the cost of current purchases. The inventory reductions increased 1997 and 1996 net income by approximately $45,000 and $431,000, respectively, or $.04 and $.36 per common share outstanding, respectively.


NOTE 4 - JOINT VENTURE

The Company, through a wholly-owned subsidiary, has a 50% interest in a Joint Venture, Vulcan Brunswick Bowling Pin Company (VBBPC) which manufactures bowling pins in Antigo, Wisconsin, for Brunswick and the Company.

                 VULCAN INTERNATIONAL CORPORATION AND SUBSIDIARIES

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       Three years ended December 31, 1997
                                  (Continued)


NOTE 4 - JOINT VENTURE  (Continued)

Summarized financial information for VBBPC consists of the following:
                                                           December 31,
                                                       1997          1996
                                                     ----------------------
          Assets:
            Current assets                           $2,039,068   2,365,653
            Fixed assets                              3,867,079   4,394,803
            Other                                     3,216,398   3,296,100
                                                     ----------  ----------
               Total                                 $9,122,545  10,056,556
                                                     ==========  ==========
          Liabilities and Partners' Capital:
            Current liabilities                      $  381,647     468,706
            Partners' capital                         8,740,898   9,587,850
                                                      ---------  ----------
               Total                                 $9,122,545  10,056,556
                                                      =========  ==========

  Statements of Operations                      Period ended December 31,
                                         ------------------------------------
                                            1997         1996         1995
          Net sales                     $13,687,323   13,373,665   15,611,634
          Costs and expenses             12,429,347   12,162,770   13,870,734
          Other income (net)                 72,364       13,475       30,316
                                         ----------   ----------   ----------
          Net income                    $ 1,330,340    1,224,370    1,771,216
                                         ==========   ==========   ==========
          Company's equity in net
           income of VBBPC              $   665,170      612,185      885,608
          Adjustments                        49,693       51,948     (199,157)
                                         ----------   ----------   ----------
          Company's equity in net
           income                       $   714,863      664,133      686,451
                                         ==========   ==========   ==========

                 VULCAN INTERNATIONAL CORPORATION AND SUBSIDIARIES

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       Three years ended December 31, 1997
                                  (Continued)


NOTE 4 - JOINT VENTURE  (Continued)

The Company's investment in the Joint Venture including accumulated income, less distributions, since acquisition at December 31, 1997, is $350,696. The Company's 50% interest in the net assets of VBBPC amounted to $4,561,273 at December 31, 1997. Included in the Company's retained earnings at December 31, 1997, is $78,000 of undistributed earnings from the Joint Venture. The Company is also jointly and severally liable under VBBPC's revolving loan agreement. There were no borrowings under the loan agreement at December 31, 1997 or 1996. The Company adjusts its investment in VBBPC through its equity in VBBPC's net income which is further adjusted to reflect inventories on the last-in, first-out method of accounting.

Transactions between VBBPC and the Company consist of the following at
December 31:
                                            1997        1996         1995
          Sales to VBBPC               $   298,000     315,000      427,000
          Purchases from VBBPC           2,147,000   2,851,000    2,921,000
          Administrative fees received
            from VBBPC                      30,000      30,000       30,000
          Net amount due from (to)
           VBBPC                          (148,000)   (197,000)      67,000
          Cash distributions from VBBPC  1,050,000     650,000    1,575,000


NOTE 5 - NOTES PAYABLE

The Company maintains a revolving credit agreement with its bank that provides for borrowings of up to $4,500,000 through August 1, 1998. Interest is payable monthly at the federal funds rate plus 1.75%. Borrowings under the agreement are secured by certain marketable equity securities. There were no borrowings, under the agreement, at December 31, 1997 or 1996.

The weighted average interest rate was 7.24% and 7.16% for the respective years ended December 31, 1997 and 1996. Marketable securities pledged as collateral under the agreement had a market value of approximately $14,740,000 at December 31, 1997.

The Company also maintains a revolving credit agreement with its bank that provides for additional short-term borrowings of up to $5,000,000 at the prime rate secured by certain real and personal property of the Company.

                 VULCAN INTERNATIONAL CORPORATION AND SUBSIDIARIES

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       Three years ended December 31, 1997
                                  (Continued)

NOTE 6 - LEASES

The Company leases office space to various tenants under operating leases expiring from 1998 to 2000.  The company's basis in the property held for lease at December 31, 1997 and 1996 is as follows:
                                                 1997          1996
          Land                                $ 37,803        37,803
          Building and improvements            487,228       483,772
                                               -------       -------
                                               525,031       521,575
            Less accumulated depreciation      121,558        74,372
                                               -------       -------
                                              $403,473       447,203
                                               =======       =======

Minimum future rental income under noncancelable leases as of December 31, 1997, are as follows:

          Year ending December 31,

                   1998                        $387,000
                   1999                         264,000
                   2000                         184,000

The Company incurred rental expense under operating leases of approximately $12,000, for each of the three years ended December 31, 1997.

                 VULCAN INTERNATIONAL CORPORATION AND SUBSIDIARIES

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       Three years ended December 31, 1997
                                  (Continued)

NOTE 7 - EMPLOYEE BENEFIT PLANS

The Company maintains a noncontributory defined benefit pension plan for certain eligible salaried and hourly employees.  The net pension credit recognized in the accompanying consolidated statements of income for the three years ended December 31, 1997, was as follows:
                                           1997          1996          1995
          Service cost                $   59,362        57,536        81,209
          Interest cost                  513,756       487,918       468,549
          Return on plan assets:
            Actual                    (2,273,604)   (1,241,275)   (2,094,418)
            Deferred                   1,394,543       424,972     1,416,777
          Amortization of prior
            service cost                  90,715        90,715        90,715
          Amortization of net
            transition asset            (131,001)     (131,001)     (131,001)
                                       ---------     ---------     ---------
                Net pension credit    $ (346,229)     (311,135)     (168,169)
                                       =========     =========     =========

The funded status of the plan and amounts reported in the accompanying consolidated balance sheets at December 31, 1997 and 1996 are summarized as follows:
                                                     1997          1996
   Actuarial present value of
    benefit obligations:
     Vested                                      $ 7,811,833     7,591,908
     Nonvested                                         9,585        14,533
                                                  ----------    ----------
         Accumulated benefit obligation          $ 7,821,418     7,606,441
                                                  ==========    ==========

   Projected benefit obligation                  $(8,217,896)   (7,854,252)
   Fair market value of plan assets               13,002,697    11,247,429
                                                  ----------    ----------
   Excess of plan assets over
    projected benefit obligation                   4,784,801     3,393,177
   Unrecognized prior service cost                   391,410       482,125
   Unrecognized net gain from actual
    experience different from that assumed        (2,179,397)   (1,093,716)
   Unrecognized net transition asset                (524,001)     (655,002)
                                                  ----------    ----------
         Prepaid pension expense                 $ 2,472,813     2,126,584
                                                  ==========    ==========

                 VULCAN INTERNATIONAL CORPORATION AND SUBSIDIARIES

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       Three years ended December 31, 1997
                                  (Continued)


NOTE 7 - EMPLOYEE BENEFIT PLANS (Continued)

Significant actuarial assumptions used in the above computations include the following:
                                                        1997          1996
   Assumed discount rate                                 6.5%          6.5%
   Expected long-term rate of return on
     plan assets                                         8.0%          8.0%
   Rate of increase in future compensation levels        4.5%          4.5%
   Average remaining service period                    15 years      15 years


Pension plan assets are invested primarily in U.S. Government guaranteed debt securities and publicly-traded stocks and bonds. The vested actuarial present value of benefit obligations is based upon the participant's expected date of separation or retirement.

Company contributions to union sponsored multi-employer pension plans amounted to $11,000 in 1997, $12,000 in 1996 and $13,400 in 1995. The Company's
relative position and undertaking in regard to these plans is not readily determinable. Company contributions to its defined contribution plan were $16,000 in 1997, $24,200 in 1996 and $39,900 in 1995.

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

In 1993, the Company's Stock Option Committee granted options, under the plan, to purchase not more than 50,000 shares of treasury stock at $19.75 per share. There were 46,000 options outstanding which were exercised in 1996. In 1995, the Company's Stock Option Committee granted options, under the plan, to purchase not more than 25,000 shares of treasury stock at $20 per share. During 1996, all 71,000 outstanding stock options were exercised. The Company recognized approximately $162,000 additional compensation expense related to the exercise of the options. There were no options outstanding, exercised or granted during 1997.

                 VULCAN INTERNATIONAL CORPORATION AND SUBSIDIARIES

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       Three years ended December 31, 1997
                                  (Continued)


NOTE 7 - EMPLOYEE BENEFIT PLANS  (Continued)

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


NOTE 8 - CONTINGENCIES

The Company has been advised that it is a potentially responsible party, together with eighteen other parties, with regard to the Resolve, Inc. Superfund Site, located in North Dartmouth, Massachusetts with potential joint and several liability of $5.7 million. The Company is contesting any liability for this site. The Company's liability cannot be estimated at this time. There may be other potential clean-up liability at other sites of which the Company has no specific knowledge.

The Company is involved in litigation matters and other claims which are normal in the course of operations. Management believes that the resolution of these matters will not have a material effect on the Company's business or financial condition.

NOTE 9 - REDEEMABLE PREFERRED STOCK

In 1997, the Company at it's option redeemed all of the outstanding shares of the $4.50 Cumulative Preferred stock and $3.00 Prior Preferred stock for $100.00 per share. A preference of $31,000 in excess of the stated value was paid.

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

                 VULCAN INTERNATIONAL CORPORATION AND SUBSIDIARIES

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       Three years ended December 31, 1997
                                  (Continued)


NOTE 10 - INCOME TAXES (Continued)

Significant components of the Company's deferred tax liabilities and assets as of December 31 are as follows:
                                                            1997         1996
    Deferred tax liabilities:
      Tax over book depreciation                     $   123,475      174,717
      Prepaid pension expense                            869,012      749,158
      Undistributed earnings of
       domestic subsidiary                               157,614      146,400
      Unrealized holding gains                        22,260,477   14,415,910
                                                      ----------   ----------
              Total deferred tax liabilities          23,410,578   15,486,185
                                                      ----------   ----------
    Deferred tax assets:
      Vacation accruals                                   54,244       47,855
      Allowance for doubtful accounts                     80,332       87,957
      Accrued other expenses                              12,970        4,341
      Alternative minimum tax
       credit carryforward                               658,610      636,662
                                                      ----------   ----------
              Total deferred tax assets                  806,156      776,815
                                                      ----------   ----------
                  Net deferred tax liabilities       $22,604,422   14,709,370
                                                      ==========   ==========

Significant components of the income tax provision (benefit) are as follows:
                                            1997          1996          1995
          Current                       $344,324       214,432       (63,643)
          Deferred                        50,485       324,697      (423,103)
                                         -------      --------       -------
                                        $394,809       539,129      (486,746)
                                         =======      ========       =======


                 VULCAN INTERNATIONAL CORPORATION AND SUBSIDIARIES

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       Three years ended December 31, 1997
                                  (Continued)


NOTE 10 - INCOME TAXES (Continued)

A reconciliation of income tax at the federal statutory rate of 34% to the income tax provision (benefit) follows:
                                               1997      1996       1995
  Income taxes (benefit) at federal
   statutory rate                         $ 741,409   849,143   (195,421)
  Increase (reduction) in taxes
   resulting from:
    Domestic corporation
     dividend received deduction           (386,211) (362,893)  (356,567)
    Amortization                             16,386    16,386     16,386
    Other-net                                23,225    36,493     48,856
                                            -------   -------    -------
        Income tax provision (benefit)    $ 394,809   539,129   (486,746)
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


NOTE 12 - BUSINESS SEGMENTS

The Company operates principally in the Rubber and Plastics, Wood Products and Real Estate segments. Operations in the Rubber and Plastics Division involve the production of shoe heels, soles and lasts for the shoe industry and other rubber products. Operations in the Wood Products Division involve the production and sale of bowling pins and the sale of timber. Total revenue by segment includes both sales to unaffiliated customers, as reported in the Company's consolidated income statement, and intersegment sales which are accounted for generally at current market prices.

                 VULCAN INTERNATIONAL CORPORATION AND SUBSIDIARIES

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       Three years ended December 31, 1997
                                  (Continued)


NOTE 12 - BUSINESS SEGMENTS (Continued)

The company sells its products principally within the United States. Sales in various foreign countries totaled $983,000 in 1997. The Company does not have assets located outside the United States.

Operating profit is total revenue less operating expenses. In computing operating profit, the following items have not been added or deducted: general corporate expenses, interest expense, federal and state income taxes, dividend and interest income and gains or losses realized on the disposal of property and equipment and the sale of marketable securities.

Identifiable assets are reported for the Company's operations in each segment. Corporate assets consist principally of cash, marketable securities and notes receivable. To reconcile industry information with consolidated amounts, intersegment sales of $92,200 in 1997, $136,100 in 1996 and $40,200 in 1995
have been eliminated.

More than ten percent of aggregate revenues of the segments were derived each year from certain customers. The Rubber and Plastics segment had sales to a single customer amounting to $2,483,000 in 1997, $3,492,000 in 1996 and $2,223,000 in 1995. The Wood Products segment had sales to a single customer amounting to $322,000 in 1997, $748,000 in 1996 and $823,000 in 1995.

                 VULCAN INTERNATIONAL CORPORATION AND SUBSIDIARIES

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       Three years ended December 31, 1997
                                  (Continued)

NOTE 12 - BUSINESS SEGMENTS  (Continued)

Information relative to the major segments of the Company's operations follows:
                                                 1997        1996        1995
SALES TO UNAFFILIATED CUSTOMERS:
 Rubber and Plastics                      $ 9,366,718  12,104,816  13,115,811
 Wood Products                              2,651,508   3,444,375   3,474,668
 Real Estate                                  426,344     400,004     283,322
                                           ----------  ----------  ----------
                                          $12,444,570  15,949,195  16,873,801
                                           ==========  ==========  ==========
INTERSEGMENT SALES:
 Rubber and Plastics                      $    92,200     136,100      40,200
                                           ==========  ==========  ==========

OPERATING PROFIT (LOSS):
 Rubber and Plastics                      $  (331,329)    (30,498) (3,210,723)
 Wood Products                                885,119   1,109,599   1,002,562
 Real Estate                                   96,486      98,760       5,401
                                           ----------  ----------  ----------
     SUBTOTAL                                 650,276   1,177,861  (2,202,760)

GENERAL CORPORATE INCOME                    1,548,478   1,450,331   1,738,072

INTEREST EXPENSE                              (18,140)   (130,711)   (110,081)
                                           ----------  ----------  ----------
    INCOME (LOSS) BEFORE
     INCOME TAXES                           2,180,614   2,497,481    (574,769)

INCOME TAX PROVISION (BENEFIT)                394,809     539,129    (486,746)
                                           ----------  ----------  ----------
    NET INCOME (LOSS)                     $ 1,785,805   1,958,352     (88,023)
                                           ==========  ==========  ==========
DEPRECIATION AND AMORTIZATION:
 Rubber and Plastics                      $   505,014     583,292     621,094
 Wood Products                                      -       2,692      11,308
 Real Estate                                   47,728      38,525      23,757
 Corporate and Other                           55,172      53,112      38,631
                                           ----------  ----------  ----------
                                          $   607,914     677,621     694,790
                                           ==========  ==========  ==========
IDENTIFIABLE ASSETS:
 Rubber and Plastics                      $ 5,882,477   6,448,636   6,781,369
 Wood Products                              1,408,449   1,899,427   1,882,138
 Real Estate                                  597,481     628,947     545,590
 Corporate Assets                          74,527,186  50,871,613  41,867,731
                                           ----------  ----------  ----------
    TOTAL ASSETS                          $82,415,593  59,848,623  51,076,828
                                           ==========  ==========  ==========

                 VULCAN INTERNATIONAL CORPORATION AND SUBSIDIARIES

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       Three years ended December 31, 1997
                                  (Continued)

NOTE 12 - BUSINESS SEGMENTS  (Continued)

                                                 1997        1996        1995
CAPITAL EXPENDITURES:
 Rubber and Plastics                      $   174,928     806,822     231,017
 Wood Products                                      -           -           -
 Real Estate                              $     3,456      98,931     117,787
                                           ==========  ==========  ==========

NOTE 13 - COMPUTATION OF NET INCOME (LOSS) AND CASH DIVIDENDS
           PER COMMON SHARE OUTSTANDING:
                                               1997        1996        1995
  a) Net income (loss)                   $1,785,805   1,958,352     (88,023)

  b) Dividends on preferred shares            1,977       3,954       3,954
                                          ---------   ---------   ---------
  c) Net income (loss) attributable to
      common shares                      $1,783,828   1,954,398     (91,977)
                                          =========   =========   =========
  d) Dividends on common shares          $  991,876     968,226     992,009
                                          =========   =========   =========
  Weighted average shares:

  e) Common shares issued                 1,999,512   1,999,512   1,999,512

  f) Common treasury shares                 757,499     799,642     756,928
                                          ---------   ---------   ---------
  g) Common shares outstanding            1,242,013   1,199,870   1,242,584
                                          =========   =========   =========
  h) Income (loss) per common share
      outstanding c/g                    $     1.44        1.63        (.07)
                                          =========   =========   =========
  i) Dividends paid per common share     $      .80         .80         .80
                                          =========   =========   =========

                        VULCAN INTERNATIONAL CORPORATION
                               Five-Year Record
                            Selected Financial Data
                     1997        1996        1995        1994         1993
                 <c
Net revenue      $13,752,682  17,087,469  18,112,150  18,131,212    20,238,119
Income (loss)
 before taxes      2,180,614   2,497,481    (574,769)  1,101,818     3,765,941
Income taxes
 (benefit)           394,809     539,129    (486,746)    122,581       980,891
Net income (loss)  1,785,805   1,958,352     (88,023)    979,237     2,785,050
Income (loss) per
 common share           1.44        1.63        (.07)        .76          2.18
Dividends per
 common share            .80         .80         .80         .80           .80
Property, plant and
 equipment (net)   2,498,771   2,955,657   2,851,181   3,201,587     3,485,389
Depreciation         594,138     662,687     677,631     788,168       787,970
Current assets    38,900,356  28,500,783  23,624,962  17,660,662(1) 11,888,722
Ratio current assets
 to current
 liabilities       3.38 to 1   3.62 to 1   2.80 to 1   3.48 to 1     6.36 to 1
Total assets      82,415,593  59,848,623  51,076,828  38,892,364(1) 19,302,295
Long-term debt             -           -           -           -             -
Redeemable preferred
 stock (solely at the
 option of the issuer)     -      66,060      66,060      66,060        66,335
Net unrealized
 holding gain     43,211,515  27,983,826   21,977,823 12,765,774(1)         -
Total shareholders'
 equity           58,494,990  43,948,759  36,105,488  29,338,281(1) 16,743,814
Book value per
 common share          48.05       35.04       29.72       22.84(1)      12.95

(1) Due to adoption of FAS No. 115

                      Selected Quarterly Financial Data
                                                               Net Income
                                                               Per Common
                     Total        Gross            Net           Share
                   Revenues     Profit(Loss)      Income       Outstanding
                   --------     ------------    ------------   -----------
1997
----
First Quarter    $ 3,249,414      198,432         599,421         .48
Second Quarter     3,401,564      379,436         459,250         .36
Third Quarter      3,297,939      209,996         353,216         .29
Fourth Quarter     3,803,765     (166,301)        373,918         .31
                  ----------     --------       ---------        ----
                 $13,752,682      621,563       1,785,805        1.44
                  ==========      ========      =========        ====


1996
----
First Quarter    $ 4,330,872      (86,429)        127,695         .10
Second Quarter     4,080,935      629,670         678,607         .57
Third Quarter      4,356,254      439,089         359,581         .30
Fourth Quarter     4,319,408      340,365         792,469         .66
                  ----------     --------       ---------        ----
                 $17,087,469    1,322,695       1,958,352        1.63
                  ==========    =========       =========        ====


                                    Exhibit 20

                                  PROXY STATEMENT

                          VULCAN INTERNATIONAL CORPORATION
                                300 Delaware Avenue
                            Wilmington, Delaware  19801

                      Notice of Annual Meeting of Shareholders
                              To Be Held May 7, 1998


The Annual Meeting of Shareholders of Vulcan International Corporation will be held at The Opryland Hotel, Mezzanine Level, Davidson E., 2800 Opryland Drive, Nashville, Tennessee, on Thursday, May 7, 1998 at 5:00 p.m. for the following purposes:

1.  To elect Directors.

2. To transact such other business as may properly come before the meeting or any adjournment thereof.

The Board of Directors has established the close of business on March 25 as the record date for determining those shareholders who will be entitled to vote at the meeting.

Wilmington, Delaware                       BY ORDER OF THE BOARD OF DIRECTORS

April 6, 1998                                   VERNON E. BACHMAN, SECRETARY



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

The Board of Directors has established as the record date for determining shareholders entitled to notice and to vote at the meeting, the close of business March 25, 1998.


                VOTING SECURITIES AND PRINCIPAL HOLDERS THEREOF

The Company, as of February 1, 1998 had outstanding 1,211,344 shares of common capital stock, each of which is entitled to one vote. There are no other voting or equity securities outstanding. There is set forth below information with respect to the stock ownership of any person who is known to be the beneficial owner of more than 5% of the Company's common stock and the stock ownership of management as of February 1, 1998.


                           HOLDERS OF 5% OR MORE

  Name and Address              Amount and Nature             Percent of Class
  of Beneficial Owner        of Beneficial Ownership
------------------------------------------------------------------------------

    Dimensional Fund
     Advisors, Inc.                Directly Owned:    43,948
    1299 Ocean Avenue            Indirectly Owned:    23,851 (1)
    Santa Monica, CA 90401            Total Owned:    67,799         5.6%

(2) Benjamin Gettler               Directly Owned:   331,915
    9200 Old Indian Hill Rd.     Indirectly Owned:    10,449
    Cincinnati, OH  45243             Total Owned:   342,364        28.3%

                      SECURITY OWNERSHIP OF MANAGEMENT

The total number of equity securities of the Company owned by all directors and officers of the Company as a group (8) as of February 1, 1998 is set forth below:

 Amount and Nature of Beneficial Ownership                    Percent of Class
 -----------------------------------------------------------------------------

Directly Owned:                       417,141
Indirectly Owned:                      33,602
Total Owned:                          450,743                       37.2%

The share ownership of each of the directors and nominees is set forth below under the heading Election of Directors.
_______________

(1) Owned by advisory clients with respect to which Dimensional Fund Advisors, Inc. advises that it has shared voting power.

(2) Does not include 17,051 common shares held by Stanley I. Rafalo as a Trustee of various trusts for the benefit of persons related to Benjamin Gettler. If those shares were included, the total shares directly and indirectly owned would be 359,415 which is 29.7% of the common shares of the Company.

____________________________________________________________________________

                          ELECTION OF DIRECTORS

The shares represented by the proxies will be voted for the election of the seven (7) nominees listed below, each of whom is presently a Director. If any such nominee shall be unable to serve (which is not now contemplated) discretionary authority may be exercised to vote for a substitute. The terms of all of the present Directors expire upon the election of their successors in 1998. The following information is given with respect to the seven (7) nominees based upon the records of the Company and information furnished by each nominee as of February 1, 1998.

                                NOMINEES
                                                     Number of
                                         First      Shares Owned
                                         Became      Directly or    Percent
Name and Principal Occupation    Age   Director In  Indirectly (1)   Owned
____________________________________________________________________________

Leonard Aconsky                   67       l993         4,800          (2)
Consultant to and director
of Acotech Services, a
consulting firm on building
life safety systems; retired
in 1993 as Vice-President and
World-Wide Technical Coordinator
WITCO,a manufacturer of
specialty chemical products;
Director, Vulcan Corporation,
operating subsidiary of Company

Dennis J. Buckley                 49       1991            65          (2)
General Counsel, Vulcan
International Corporation and
Subsidiaries

William T. Crutchfield            74       1963        59,097         4.9
Retired Vice President
Thomson McKinnon Securities, Inc.
Investment Services

Benjamin Gettler (3)              72       1960       342,364        28.3
Chairman of the Board and
President
Vulcan International Corporation
and its operating subsidiary
company, Vulcan Corporation

Thomas D. Gettler, Esq. (3)       39       1992        12,106         1.0
Attorney

James K. Lewis                    72       1978         3,149          (2)
Retired Executive Vice President
The Central Trust Company, N.A.
Banking

Stanley I. Rafalo, O.D. (3)       73       1975        34,052         2.8
Doctor of Optometry

(1) This report of share ownership is pursuant to Securities & Exchange Commission regulations and, therefore, includes shares of close family members residing in nominees' households for which shares Directors disclaim beneficial ownership.


                                   -47-

<PAGEP>

(2)  Ownership is less than 1%.

(3) The number of shares shown as owned directly by Stanley I. Rafalo includes 17,051 shares of common capital stock of the Company held by him as a trustee of various trusts for the benefit of persons related to Benjamin Gettler, including 5,000 as trustee for Thomas D. Gettler. Thomas D. Gettler is the son of Benjamin Gettler.

                           EXECUTIVE COMPENSATION

The following table shows the compensation and stock option awards for the last three fiscal years, and other annual compensation and all other compensation for 1997, to the Chief Executive Officer and for each person who was an executive officer and whose compensation exceeded $100,000.

                     SUMMARY COMPENSATION TABLE
                                                           Long Term
                          Annual Compensation             Compensation
                  --------------------------------------  ------------
                                              Other                All other
                                             Annual                Compen-
Name and            Year Salary($) Bonus(1)  Compen-    Options/   sation (4)
Principal Position                           sation ($) SARs (#)      ($)
------------------------------------------------------------------------------

Benjamin Gettler
Chairman of the
Board and President  1997  275,000   25,000     0             O(2)   12,750

                     1996  225,000   64,500     0             0(2)   12,000

                     1995  225,000   64,500     0        71,000(3)   12,000


________

(1) A cash bonus of $25,000 and $64,000 were paid to Mr. Gettler in 1997 and 1996. No cash bonus was paid in 1995. The amounts shown for 1995 represents the value of 3,000 shares of Vulcan common stock given in each of that year in lieu of a cash bonus.

(2) Mr. Gettler exercised options on 71,000 shares in 1996. There were no options or SARs outstanding at the end of 1996 or 1997.

(3) Mr. Gettler did not exercise any options in 1995. At the end of 1995, there were options on 46,000 shares outstanding at a price of $19.75 and options for 25,000 shares outstanding at a price of $20.00 per share.

(4)   Director and Executive Committee Fees.

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

                  OPTION GRANTS IN LAST FISCAL YEAR

                               None



            AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR

                               None



                              PENSIONS

Under the terms of the Company's retirement Plan for salaried employees, salaried personnel are entitled to retire at age 65 with benefits computed on the basis of salary and length of service. The maximum length of service which can be taken into account is 30 years. The method of computing benefits under the retirement plan is: the number of years of employment multiplied by the sum of 1.0% of average monthly salary and .65% of such salary in excess of Social Security covered compensation (all based on the highest 60 consecutive monthly salaries). The aggregate contribution made for the 1996-1997 Plan year was $-0-. For purposes of the Plan, annual compensation means a participant's W-2 earnings for federal income tax purposes, excluding commissions and taxable fringe benefits. Mr. Gettler has reached normal retirement age and has more than 30 years of service. Pursuant to the ERISA statue, Mr. Gettler was required to begin receiving his monthly pension benefits upon reaching age 70 1/2, namely April 1, 1997 and received $111,429 in 1997 from the Plan. In 1998, he will receive $148,586 from the Plan, based upon the selection of a joint and 100% survivor benefit.

                            PERFORMANCE GRAPH

                              5-YEAR CUMULATIVE TOTAL RETURN
                   COMPARISON OF VULCAN INTERNATIONAL CORPORATION WITH
                           AMEX MARKET INDEX AND PEER GROUP INDEX
                                  FISCAL YEAR ENDING
                    ---------------------------------------------------------
COMPANY             1992      1993      1994      1995      1996      1997
VULCAN INTERNAT
 CORP                100.00    116.08     99.92    128.37    188.39    245.81
PEER GROUP           100.00    134.52    103.64    141.41    164.51    206.19
BROAD MARKET         100.00    118.81    104.95    135.28    142.74    171.76



                          ASSUMES $100 INVESTED ON JANUARY 1, 1993
                                ASSUMES DIVIDEND REINVESTED
                           FISCAL YEAR ENDING DECEMBER 31, 1997




                       COMPANIES COMPRISING THE PEER GROUP

The peer group used in constructing the graph in the Proxy Statement showing the yearly percentage change in cumulative total return consists of the complete list of suppliers to the shoe industry provided by the Footwear Industries of America, the industry association:


                                  Bontex Inc.
                               Fugua Enterprises
                          Goodyear Tire & Rubber Co.
                                  Jaclyn Inc.
                                   Katy Ind.
                                  Lydall Inc.
                       Vulcan International Corporation

           DIRECTORS' MEETINGS, COMMITTEE INFORMATION, FEES AND
                        OTHER DIRECTOR TRANSACTIONS


There were five (5) meetings of the Board of Directors in 1997. All Directors attended at least 75% of the total number of Directors' meetings and all Directors attended at least 75% of Committee meetings held by committees on which they served.

The Board of Directors has established two standing committees, namely, an Executive Committee and an Audit and Compensation Committee. The Executive Committee currently consists of Directors Crutchfield, B. Gettler, Rafalo and Buckley and has, in the interim between meetings of the Board of Directors, all of the powers of the Board subject to certain limitations. There were six
(6) formal meetings of the Executive Committee in 1997.

The Audit and Compensation Committee currently consists of Messrs. Lewis, Aconsky and Rafalo. The Audit and Compensation Committee reviews the adequacy and sufficiency of the Company's accounting procedures, reviews a report from the independent CPAs prior to the publication of the audited financial statements and considers and recommends to the Board of Directors the selection of the independent CPAs to examine the consolidated financial statements of the Company for the next year. The Committee also reviews and recommends salaries and bonuses of Company executive officers. The Audit and Compensation Committee had two meetings in 1997.

The Company pays each of its Directors $8,000 per year as a director fee. In addition, the members of the Executive Committee are paid $5,000 per year for serving on that Committee. The members of the Audit and Compensation Committee are paid $300 per meeting attended.

There is in effect a Resolution of the Board of Directors pursuant to which any Director may purchase up to 25,000 treasury shares of company stock at the closing bid on the American Stock Exchange on the date of the exercise of such election to purchase. No shares were purchased in 1997, pursuant to this Resolution.

During the year 1997, the Company and its subsidiary companies accrued a total of $115,650 to the law firm of Gettler & Buckley for all legal services to those companies and to Vulcan-Brunswick, a Joint Venture owned 50% by the Company. Directors Benjamin Gettler and Dennis J. Buckley are members of Gettler & Buckley.

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

In carrying out the foregoing policies, the Compensation Committee also used the factors and criteria set forth hereinafter in determining the annual compensation of the Chief Executive Officer and President of the Company for 1997 and his salary for 1998. The position of Chief Executive Officer and President is held by a single individual, Mr. Benjamin Gettler.

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

The Company had a loss in 1995. A number of strategic decisions were made in early 1996 under the leadership of Mr. Gettler. As a result of those strategic decisions and the follow-up required to execute those decisions, the Company had experienced a significant turnaround, resulting in earnings of over $1,700,000 in 1996. Through the first eleven months of 1997, the Company has had unaudited net operating earnings approximately those for the same period in 1996.

During the past three years, Mr. Gettler's annual compensation has been as follows:
           Year             Salary            Bonus            Total
           ----             ------            -----            -----
           1996            $225,000          $64,500         $289,500
           1995             225,000           64,500          289,500
           1994             225,000           52,125          277,125


For 1997, the Committee decided to place more of Mr. Gettler's total compensation package in the form of base salary and, accordingly, increase the base salary to $275,000 in 1997. The Committee has determined that a bonus of $25,000 is appropriate for 1997 in view of his increase salary. The Committee also determined to keep Mr. Gettler's base salary at the same level in 1998. Accordingly, it is the decision of the Committee that Mr. Gettler receive a bonus of $25,000 for 1997 and that his base remain the same in 1998, namely, $275,000.


                 Audit and Compensation Committee, December 10, 1997
              L. Aconsky, J.K. Lewis and S.I. Rafalo, Committee Members


INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

The principal accountant of the Company is J. D. Cloud & Co. L.L.P., certified public accountants. That firm has acted as the principal accountant of the Company since 1956. At the meeting of the Board of Directors following the May, 1997 meeting, the Board again selected that firm to continue to serve as the Company's principal independent public accountants. The practice of the Board of Directors in making a selection at such meeting has been followed by the Company since 1956. The same practice will be followed after the May, 1998 Annual Meeting of Shareholders. Management is not aware of any intended change of principal independent public accountants. Representatives of J. D. Cloud & Co. L.L.P. are not expected to attend the Annual Meeting.

                      PROPOSALS OF SECURITY HOLDERS

No shareholder proposals will be considered at this year's annual meeting.

In the event that any security holder intends to present a proposal at the 1999 Annual Meeting of the Company and such security holder desires that the proposal be included in the Company's proxy statement and form of proxy relating to that meeting, such proposal must be received by the Company by no later than 4:30 P.M. December 1, 1998.

                                 GENERAL

The Company, as of February 1, 1998 had outstanding 1,211,344 shares of capital stock, each of which is entitled to one vote. The record date for determining shareholders entitled to notice and to vote at the meeting is close of business March 25, 1998.

The management knows of no other business to be brought before the meeting for action by the shareholders. If any other matters properly come before the meeting, the proxies in the enclosed form, unless otherwise specified, will be voted on such matters in accordance with the judgment of the Proxy Committee.


                                                 BENJAMIN GETTLER

                                               Chairman of the Board
                                                   and President

                               Exhibit 21

                    VULCAN INTERNATIONAL CORPORATION

                     SUBSIDIARIES OF THE REGISTRANT

                          At December 31, 1997



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

                               EXHIBIT 99.1

                 INDEPENDENT AUDITORS' REPORT ON SCHEDULE


To the Board of Directors
Vulcan International Corporation
Wilmington, Delaware


We have audited the Consolidated Financial Statements of Vulcan International Corporation and subsidiaries as of December 31, 1997 and 1996, and for each of the three years in the period ended December 31, 1997, and have issued our report thereon dated February 12, 1998; such Consolidated Financial Statements and report are included in Part IV, Item 14(a)1 of this Form 10-K and the 1997 Annual Report to Shareholders and are incorporated herein by reference. Our audit also included the financial statement schedule of Vulcan International Corporation and subsidiaries listed in Part IV, Item 14(a)2. The financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information therein set forth.




                                                /s/ J.D. CLOUD & CO. L.L.P.
                                                Certified Public Accountants

Cincinnati, Ohio
February 12, 1998

                               EXHIBIT 99.2
                                                                  Schedule II
              VULCAN INTERNATIONAL CORPORATION AND SUBSIDIARIES

                      VALUATION AND QUALIFYING ACCOUNTS




                                               1997        1996      1995
The following reserve is deducted in
the balance sheet from the asset to
which it applies


Reserve for Doubtful Accounts
 Receivable:


Balance at Beginning of Period                $282,847    221,952   207,436


 Additions:
  (1)  Charged to costs and expenses            49,500     90,000    54,368
  (2)  Charged to Other Accounts                     -          -         -

 Deductions:
  Write off of bad debts                        71,930     29,105    39,852
                                               -------    -------   -------

Balance at End of Period                      $260,417    282,847   221,952
                                               =======    =======   =======

                              EXHIBIT 99.3

                    VULCAN-BRUNSWICK BOWLING PIN COMPANY

                            FINANCIAL STATEMENTS

                    For the year ended December 31, 1997



















                                       J.D. CLOUD & CO. L.L.P.
                                     CERTIFIED PUBLIC ACCOUNTANTS
                                          CINCINNATI, OHIO

                       INDEPENDENT AUDITORS' REPORT




To the Partners
Vulcan-Brunswick Bowling Pin Company
Antigo, Wisconsin

We have audited the accompanying balance sheets of Vulcan-Brunswick Bowling Pin Company as of December 31, 1997 and 1996, and the related statements of income, partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the Joint Venture's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Vulcan-Brunswick Bowling Pin Company at December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.




                                            /s/ J.D. CLOUD & CO. L.L.P.
                                            Certified Public Accountants

Cincinnati, Ohio
January 30, 1998

                   VULCAN-BRUNSWICK BOWLING PIN COMPANY

                             BALANCE SHEETS

                      At December 31, 1997 and 1996


     - ASSETS -                                     1997             1996
CURRENT ASSETS:
   Cash                                     $    289,492          666,431
   Accounts receivable                           849,642          859,620
   Inventories                                   888,350          837,976
   Prepaid expense                                11,584           11,937
                                              ----------       ----------
     TOTAL CURRENT ASSETS                      2,039,068        2,375,964
                                              ----------       ----------
PROPERTY, PLANT AND EQUIPMENT
   Land                                           72,251           72,251
   Buildings and improvements                  3,922,542        3,871,700
   Machinery and equipment                     4,660,533        4,582,407
   Construction in progress                       15,475                -
                                              ----------       ----------
     Total                                     8,670,801        8,526,358
      Less - Accumulated depreciation          4,803,722        4,131,555
                                              ----------       ----------
     NET PROPERTY, PLANT AND EQUIPMENT         3,867,079        4,394,803
                                              ----------       ----------
OTHER ASSETS:
   Product development costs and other
     intangibles - at cost (less accumulated
     amortization; 1997 - $700,180;
     1996 - $606,292)                          3,050,192        3,144,080
   Other                                         166,206          152,020
                                              ----------       ----------
     TOTAL OTHER ASSETS                        3,216,398        3,296,100
                                              ----------       ----------
          TOTAL ASSETS                       $ 9,122,545       10,066,867
                                              ==========       ==========

     - LIABILITIES AND PARTNERS' CAPITAL -
CURRENT LIABILITIES:
  Accounts payable                           $   138,107          235,870
  Accrued expenses -
     Salaries and wages                          137,546          123,790
     Taxes and other                             105,994          119,357
                                              ----------       ----------
     TOTAL CURRENT LIABILITIES                   381,647          479,017
                                              ----------       ----------
PARTNERS' CAPITAL                              8,740,898        9,587,850
                                              ----------       ----------
          TOTAL LIABILITIES AND
             PARTNERS' CAPITAL               $ 9,122,545       10,066,867
                                              ==========       ==========

The accompanying notes to financial statements are an integral part of this statement.

                   VULCAN-BRUNSWICK BOWLING PIN COMPANY

                          STATEMENTS OF INCOME

               For the years ended December 31, 1997 and 1996



                                                      1997            1996
NET SALES                                      $13,687,323      13,373,665
                                                ----------      ----------
COST AND EXPENSES:
   Cost of sales                                12,399,347      12,132,266
   Administrative                                   30,000          30,000
   Interest                                              -             504
                                                ----------      ----------
     TOTAL COST AND EXPENSES                    12,429,347      12,162,770
                                                ----------      ----------

     INCOME FROM OPERATIONS                      1,257,976       1,210,895

OTHER INCOME (EXPENSE) - NET                        72,364          13,475
                                                ----------      ----------
     NET INCOME                                $ 1,330,340       1,224,370
                                                ==========      ==========




The accompanying notes to financial statements are an integral part of this statement.

                   VULCAN-BRUNSWICK BOWLING PIN COMPANY

                     STATEMENTS OF PARTNERS' CAPITAL

              For the years ended December 31, 1997 and 1996



                                                    BRUNSWICK     TOTAL
                                     VULCAN        BOWLING PIN   PARTNERS'
                                   CORPORATION     CORPORATION    CAPITAL
BALANCE - JANUARY 1, 1996          $ 4,831,740      4,831,740    9,663,480

  Add - Net income                     612,185        612,185    1,224,370
  Less - Distributions                (650,000)      (650,000)  (1,300,000)
                                    ----------     ----------   ----------
BALANCE - DECEMBER 31, 1996          4,793,925      4,793,925    9,587,850

  Add - Net income                     665,170        665,170    1,330,340
  Less - Distributions              (1,088,646)    (1,088,646)  (2,177,292)
                                    ----------     ----------   ----------
BALANCE - DECEMBER 31, 1997        $ 4,370,449      4,370,449    8,740,898
                                    ==========     ==========   ==========




The accompanying notes to financial statements are an integral part of this statement.

                   VULCAN-BRUNSWICK BOWLING PIN COMPANY

                        STATEMENTS OF CASH FLOWS
              For the years ended December 31, 1997 and 1996
                                                        1997           1996
CASH FLOWS FROM OPERATING ACTIVITIES:
  Cash received from customers                  $ 13,635,981     12,786,051
  Cash paid to suppliers and employees           (11,824,869)   (10,884,561)
  Interest received                                   29,960         18,435
  Interest paid                                            -          (504)
                                                 -----------    -----------
     NET CASH FLOWS FROM OPERATING ACTIVITIES      1,841,072      1,919,421
                                                 -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property, plant and equipment         (161,960)       (234,125)
  Proceeds from sale of property, plant and
   equipment                                          43,949        120,933
                                                 -----------    -----------
     NET CASH FLOWS FROM INVESTING ACTIVITIES       (118,011)     (113,192)
                                                 -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings under credit agreement                        -        200,000
  Principal payments under credit agreement                -       (200,000)
  Cash distributions to partners                  (2,100,000)    (1,300,000)
                                                 -----------    -----------
     NET CASH FLOWS FROM FINANCING ACTIVITIES     (2,100,000)    (1,300,000)
                                                 -----------    -----------
     NET INCREASE (DECREASE) IN CASH AND
        CASH EQUIVALENTS                            (376,939)       506,229

CASH AND CASH EQUIVALENTS AT BEGINNING
  OF YEAR                                            666,431        160,202
                                                 -----------    -----------
CASH AND CASH EQUIVALENTS AT END OF YEAR        $    289,492        666,431
                                                 ===========    ===========

RECONCILIATION OF NET INCOME TO NET CASH
   FLOWS FROM OPERATING ACTIVITIES:
     Net income                                 $  1,330,340      1,224,370
     Depreciation                                    672,167        813,427
     Amortization                                     93,888         93,888
     (Gain) loss on disposal of property
      and equipment                                  (26,432)        17,510
     (Increase) in accounts receivable               (67,314)      (600,164)
     Decrease (increase) in inventories              (50,374)       358,894
     Decrease (increase) in prepaid expense
      and other                                      (13,833)        10,113
     Increase (decrease) in accounts payable
      and accrued expenses                           (97,370)         1,383
                                                 -----------    -----------
     NET CASH FLOWS FROM OPERATING
        ACTIVITIES                              $  1,841,072      1,919,421
                                                 ===========    ===========

The accompanying notes to financial statements are an integral part of this statement.

                   VULCAN-BRUNSWICK BOWLING PIN COMPANY

                      NOTES TO FINANCIAL STATEMENTS

                           December 31, 1997


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

JOINT VENTURE-
Vulcan Bowling Pin Company (Vulcan) and Brunswick Bowling and Billiards Corporation (Brunswick) entered into an agreement to manufacture all the bowling pins sold by each of the partners. Under the agreement, Vulcan contributed bowling pin manufacturing assets and Brunswick contributed cash and certain of its bowling pin manufacturing assets to the Joint Venture.
Each partner received an undivided 50% interest in the Joint Venture's assets, liabilities, revenues and expenses in exchange for their capital contribution.

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

                           December 31, 1997
                              (Continued)


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


NOTE 2 - INVENTORIES

Inventories at December 31, 1997 and 1996 consisted of:
                                             1997          1996
               Raw materials            $ 234,598       311,821
               Work in process            645,862       515,184
               Supplies                     7,890        10,971
                                         --------       -------
                   Total                $ 888,350       837,976
                                         ========       =======

NOTE 3 - NOTE PAYABLE

The Joint Venture maintains a revolving credit agreement with its bank that provides for borrowings of up to $1,500,000 at the prime rate. Borrowings under the credit agreement are guaranteed by the Joint Venture's partners and are secured by a pledge of the general assets of the Joint Venture. There were no borrowings at December 31, 1997 and 1996.

                   VULCAN-BRUNSWICK BOWLING PIN COMPANY

                      NOTES TO FINANCIAL STATEMENTS

                           December 31, 1997
                              (Continued)


NOTE 4 - RETIREMENT PLAN

The Joint Venture maintains a defined benefit pension plan covering substantially all union employees.  Net pension expense recognized in the accompanying statements of income consisted of:
                                                  1997            1996
     Service cost                             $ 28,960          28,841
     Interest cost                              19,778          17,949
     Return on plan assets:
       Actual                                  (11,065)        (14,832)
       Deferred                                (16,680)         (9,017)
     Amortization of unrecognized net
      transition obligation                        468             468
     Amortization of prior service cost          2,465           2,465
     Amortization of unrecognized net loss       1,994           2,917
                                               -------         -------
          Net pension expense                 $ 25,920          28,791
                                               =======         =======

The funded status of the plan and amounts reported in the accompanying balance sheets are summarized as follows:

                                                  1997            1996
     Actuarial present value of
       benefit obligations:
         Vested                               $251,370         214,660
         Nonvested                              19,805          28,995
                                               -------         -------
          Accumulated benefit obligation      $271,175         243,655
                                               =======         =======

     Fair market value of plan assets         $374,880         329,810
     Projected benefit obligation              328,236         301,615
       Excess of plan assets over
        projected benefit obligation            46,644          28,195
     Unrecognized net loss                      79,564          80,894
     Unrecognized prior service cost            34,720          37,185
     Unrecognized net transition obligation      5,278           5,746
                                               -------         -------
          Prepaid pension expense             $166,206         152,020
                                               =======         =======

                   VULCAN-BRUNSWICK BOWLING PIN COMPANY

                      NOTES TO FINANCIAL STATEMENTS

                           December 31, 1997
                              (Continued)


NOTE 4 - RETIREMENT PLAN  (Continued)

Pension plan assets are invested primarily in group annuity contracts valued at contract value. Significant actuarial assumptions used in the above computations include the following:
                                                        1997      1996
     Assumed discount rate                              7.0%      7.0%
     Expected long-term rate of return
       on plan assets                                   8.0%      8.0%
     Average remaining service period                18 years  18 years


NOTE 5 - RELATED PARTY TRANSACTIONS

The Joint Venture had 1997 and 1996 sales to Vulcan of approximately $2,147,000 and $2,851,000, respectively, and 1997 and 1996 sales to Brunswick of approximately $11,541,000 and $10,522,000, respectively.

The Joint Venture purchased raw materials from Vulcan for approximately $298,000 in 1997 and $315,000 in 1996. The Joint Venture also paid accounting and administrative fees of $30,000 to Vulcan in 1997 and 1996.

Accounts receivable from Brunswick amounted to $693,000 and $616,000 at December 31, 1997 and 1996, respectively. Accounts receivable from Vulcan at December 31, 1997, amounted to $148,000. Accounts payable to Vulcan amounted to $35,000 at December 31, 1996.


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

                           December 31, 1997
                              (Continued)


NOTE 6 - RISKS AND UNCERTAINTIES  (Continued)

The Joint Venture currently purchases all its bowling pin bases from Vulcan. Any disruption in the supply of the bowling pin bases could cause a delay in manufacturing which could negatively affect operating results.

At December 31, 1995 the Joint Venture recorded a receivable of $75,479 from Vulcan Corporation pertaining to alleged defective bowling pin bases which claim Vulcan denied. Brunswick also had claims against Vulcan and the Joint Venture related to alleged defective bowling pin bases. In September, 1996, Vulcan offered not to contest the Joint Venture claim if that resolved Brunswick's claims. The entire matter was resolved in 1997 by the Joint Venture partners by Vulcan making a cash payment of $75,000 on December 11, 1997 directly to Brunswick.

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


Date:  March 27, 1998


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