Form 10-Q
period 1998-03-31
VULCAN INTERNATIONAL CORP
filed 1998-05-13
CIK 848446

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.   20549

                                   FORM 10-Q


         (Mark One)

         [ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended March 31, 1998

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

Outstanding shares of no par value common stock at March 31, 1998:

                                 1,211,344 shares

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

                            PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

                           VULCAN INTERNATIONAL CORPORATION

                         CONDENSED CONSOLIDATED BALANCE SHEETS
                                                  MARCH 31,    DECEMBER 31,
                                                    1998           1997
                                                  UNAUDITED
         -ASSETS-

CURRENT ASSETS:
  Cash                                          $ 2,128,440     2,141,676
  Marketable securities (At fair market
   value-March 31, 1998, and December 31,
   1997, cost $3,760,470)                        37,820,354    34,328,808
  Accounts receivable                             1,915,800     1,718,037
  Inventories                                       955,741       611,959
  Prepaid expense and tax                            15,568        99,876
                                                 ----------    ----------
        TOTAL CURRENT ASSETS                     42,835,903    38,900,356
                                                 ----------    ----------
PROPERTY, PLANT AND EQUIPMENT-at cost            14,576,733    14,873,913
  Less-Accumulated depreciation and depletion    12,136,851    12,375,142
                                                 ----------    ----------
        NET PROPERTY, PLANT AND EQUIPMENT         2,439,882     2,498,771
                                                 ----------    ----------
INVESTMENT IN JOINT VENTURE                         113,882       350,696
                                                 ----------    ----------
MARKETABLE SECURITIES (At fair market value-
  March 31, 1998, and December 31, 1997, cost
  $2,623,283)                                    39,504,207    37,526,937
                                                 ----------    ----------
DEFERRED CHARGES AND OTHER ASSETS                 3,193,350     3,138,833
                                                 ----------    ----------
                TOTAL ASSETS                   $ 88,087,224    82,415,593
                                                 ==========    ==========


     -LIABILITIES AND SHAREHOLDERS' EQUITY-

CURRENT LIABILITIES:
  Deferred income tax                          $ 11,426,878    10,245,689
  Other                                           1,151,000     1,254,396
                                                 ----------    ----------
        TOTAL CURRENT LIABILITIES                12,577,878    11,500,085
                                                 ----------    ----------
OTHER LIABILITIES:
  Deferred income tax                            13,110,161    12,358,733
  Commitments and contingencies                           -             -
  Minority interest in partnership                   38,759        37,426
  Other liabilities                                       -        24,359
                                                 ----------    ----------
        TOTAL OTHER LIABILITIES                  13,148,920    12,420,518
                                                ----------    ----------
SHAREHOLDERS' EQUITY:
  Capital stock                                     249,939       249,939
  Additional paid-in capital                      5,619,993     5,619,993
  Retained earnings                              25,017,295    24,543,468
  Net unrealized holding gain                    46,820,931    43,211,515
                                                 ----------    ----------
                                                 77,708,158    73,624,915
    Less-Common stock in treasury-at cost        15,347,732    15,129,925
                                                 ----------    ----------
        TOTAL SHAREHOLDERS' EQUITY               62,360,426    58,494,990
                                                 ----------    ----------
                TOTAL LIABILITIES
                  AND SHAREHOLDERS' EQUITY     $ 88,087,224    82,415,593
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

                           PART I - FINANCIAL INFORMATION
                                       (Continued)

Item 1.  Financial Statements.

                          VULCAN INTERNATIONAL CORPORATION

                     CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                             For the three months ended
                                      UNAUDITED

                                                      MARCH 31,   MARCH 31,
                                                        1998        1997
REVENUES:
  Net sales                                         $ 2,884,993   2,856,315
  Dividends                                             420,402     393,099
                                                      ---------   ---------
        TOTAL REVENUES                                3,305,395   3,249,414
                                                      ---------    --------
COST AND EXPENSES:
  Cost of sales                                       2,747,946   2,657,883
  General and administrative                            376,449     329,746
  Interest expense                                       17,547      15,305
                                                      ---------   ---------
        TOTAL COST AND EXPENSES                       3,141,942   3,002,934
                                                      ---------   ---------
EQUITY IN JOINT VENTURE INCOME AND
 MINORITY INTEREST                                      311,856     130,301
                                                      ---------   ---------
        INCOME BEFORE GAIN ON SALE OF ASSETS            475,309     376,781

NET GAIN ON SALE OF PROPERTY AND EQUIPMENT              467,883     396,268
                                                      ---------   ---------
        INCOME BEFORE INCOME TAXES                      943,192     773,049

INCOME TAX PROVISION                                    227,097     173,628
                                                      ---------   ---------
                NET INCOME                          $   716,095     599,421
                                                      =========   =========

NET INCOME PER COMMON SHARE                         $       .59         .48
                                                      =========   =========

DIVIDENDS PER COMMON SHARE                          $       .20         .20
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

                             PART I - FINANCIAL INFORMATION
                                       (Continued)
Item 1.  Financial Statements.

                            VULCAN INTERNATIONAL CORPORATION

                     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                               For the three months ended
                                        UNAUDITED
                                                       MARCH 31,    MARCH 31,
                                                         1998         1997
CASH FLOWS FROM OPERATING ACTIVITIES:
  Cash received from customers                     $  2,683,540    3,435,139
  Cash paid to suppliers and employees               (3,624,633)  (3,320,499)
  Dividends received                                    420,402      393,099
  Interest paid                                         (17,547)     (15,305)
                                                      ---------    ---------
        NET CASH FLOWS FROM OPERATING ACTIVITIES       (538,238)    (492,434)
                                                      ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of property, and equipment         475,855      447,975
  Purchase of property and equipment                    (61,552)     (27,674)
  Cash distribution from joint venture                  550,000      400,000
  Collections on note receivable and other               20,775       14,318
                                                      ---------    ---------
        NET CASH FLOWS FROM INVESTING ACTIVITIES        985,078      834,619
                                                      ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Purchase of common shares                            (217,807)     (28,852)
  Cash dividends paid                                  (242,269)    (251,861)
                                                      ---------    ---------
        NET CASH FLOWS FROM FINANCING ACTIVITIES       (460,076)    (280,713)
                                                      ---------    ---------
        INCREASE (DECREASE) IN CASH AND
         CASH EQUIVALENTS                               (13,236)   1,046,340
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD      2,141,676    1,254,138
                                                      ---------    ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD          $ 2,128,440    2,300,478
                                                      =========    =========
RECONCILIATION OF NET INCOME TO
  NET CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                       $   716,095      599,421
   Adjustments-
     Depreciation and amortization                      113,771      144,653
     Deferred income tax                                 73,221       35,739
     Equity in joint venture income and minority
       interest                                        (311,856)    (130,301)
     Net gain on sale of property and equipment        (467,883)    (396,268)
     (Increase) decrease in accounts receivable        (201,453)     578,824
     Increase in inventories                           (343,782)    (275,770)

     Decrease in accounts payable,
        accrued expenses and other assets              (116,351)     (63,864)
                                                      ---------    ---------
        NET CASH FLOWS FROM OPERATING ACTIVITIES    $  (538,238)     492,434
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

                         PART I - FINANCIAL INFORMATION
                                  (Continued)

Item 1.  Financial Statements.

                         VULCAN INTERNATIONAL CORPORATION

               SCHEDULE SUPPORTING NET INCOME PER COMMON SHARE AND
                            DIVIDENDS PER COMMON SHARE

                            For the three months ended
                                     UNAUDITED

                                                                 Exhibit "1"

                                                MARCH 31,        MARCH 31,
                                                  1998             1997

a)      Net income                            $   716,095          599,421
b)      Dividends on preferred shares                   -              992
                                                ---------        ---------
c)      Net income attributable to
          common shares                       $   716,095          598,429
                                                =========        =========

d)      Cash dividends on common shares       $   242,269          250,869
                                                =========        =========

Weighted Average Shares:
e)      Common shares issued                    1,999,512        1,999,512
f)      Common treasury shares                    787,401          745,292
                                                ---------        ---------

g)      Common shares outstanding               1,212,111        1,254,220
                                                =========        =========

h)      Income per common share (c/g)         $       .59              .48
                                                =========        =========

i)      Dividends per common share            $       .20              .20
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

              For the three months ended March 31, 1998 and 1997

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

There were no securities of the Registrant sold by the Registrant during the three months ended March 31, 1998, that were not registered under the Securities Act of 1933, in reliance upon an exemption from registration provided by Section 4(2) of the Act.

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

INVENTORIES
                                               MARCH 31,     DECEMBER 31,
                                                 1998            1997
                                               UNAUDITED
        Inventories consisted of:
          Finished goods                      $  403,383        220,117
          Work in process                        194,761        119,116
          Raw materials                          357,597        272,726
                                                 -------        -------
                Total inventories             $  955,741        611,959
                                                 =======        =======

                        PART I - FINANCIAL INFORMATION
                                  (Continued)

Item 1.  Financial Statements.

                        VULCAN INTERNATIONAL CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

               For the three months ended March 31, 1998 and 1997
                                   (Continued)


REVIEW BY INDEPENDENT ACCOUNTANTS
The condensed consolidated financial statements at March 31, 1998, and for the three-month period then ended have been reviewed, prior to filing, by the Registrant's independent accountants, J.D. Cloud & Co. L.L.P., whose report covering their review of the financial statements is included in this report.

                        INDEPENDENT ACCOUNTANTS' REPORT


To the Board of Directors
Vulcan International Corporation
Wilmington, Delaware

We have reviewed the accompanying condensed consolidated balance sheet of Vulcan International Corporation and subsidiaries as of March 31, 1998, and the related condensed consolidated statements of income and cash flows for the three-month periods ended March 31, 1998 and 1997. These financial statements are the responsibility of the Company's management.

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

We have audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Vulcan International Corporation and subsidiaries as of December 31, 1997, and the related consolidated statements of income, shareholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated February 12, 1998, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1997, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.



                                                J.D. CLOUD & CO. L.L.P.
                                                Certified Public Accountants

Cincinnati, Ohio
April 24, 1998

                         PART I - FINANCIAL INFORMATION
                                  (Continued)


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


Net sales revenue for the three-month period ended March 31, 1998, increased $28,678 or 1% over the corresponding period in 1997. Cost of sales increased $90,063 or 3.4% during the three-month period. The foregoing increase is due primarily to increase costs associated with the wood products segment. The increase in inventories at March 31, 1998, as compared to December 31, 1997, is due primarily to increases in the Rubber and Plastics and Wood Products segments.

General and administrative expenses increased $46,703 or 14.2% in the three-month period ended March 31, 1998, as compared to the corresponding quarter in 1997 due principally to increased telemarketing and other costs.

Interest expense for the three-month period ended March 31, 1998 increased
$2,242.

Gains on the sale of property and equipment were $467,883 for the three-month period ended March 31, 1998, as compared to $396,268 for the corresponding quarter in 1997. These gains were the result of the sale of assets and timber.

The Company has a 50% interest in a joint venture, Vulcan Brunswick Bowling Pin Company (VBBPC) which manufactures bowling pins in Antigo, Wisconsin for Brunswick and the Company. The Company received a cash distribution of $550,000 from VBBPC during the first quarter of 1998.

Summarized income statement information for VBBPC consists of the following:
                                               Three Months ended March 31,
                                                    1998            1997
        Net sales                               $3,903,746        3,225,914
        Costs and expenses                       3,277,367        2,962,910
                                                 ---------        ---------
        Net income                              $  626,379          263,004
                                                 =========        =========

        Company's 50% equity in net income      $  313,189          131,502
                                                 =========        =========

                      PART I - FINANCIAL INFORMATION
                                 (Continued)


LIQUIDITY AND CAPITAL RESOURCES

The Company's cash requirements during the first quarter of 1998 were funded in part through earnings and noncash charges such as depreciation, amortization, a $550,000 distribution from the joint venture and from the sale of timber and fixed assets. The cash from these transactions was used principally in operations. The Company expects, when necessary, to use short-term borrowings to meet cash requirements not fully provided by earnings, depreciation and amortization. In the first quarter of 1998, 6,000 shares of treasury stock were acquired for $217,807. There were approximately $50,500 of commitments for capital expenditures as of March 31, 1998.

                     PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

The Registrant has been advised that it is a potentially responsible party, together with 18 other parties, with regard to the Resolve, Inc. Superfund Site, located in North Dartmouth, Massachusetts, with potential joint and several liability of $5.7 million. The Resolve site was a waste chemical reclamation facility. The environmental problem at the site involves soil contamination including, particularly, PCB contaminants. The Registrant is contesting all liability. The Company's liability, if any, cannot be estimated at this time. It is the understanding of Registrant that clean-up at the site will involve treatment of contaminated soil and ground water. There may be other potential clean-up liability at other sites of which the Registrant has no specific knowledge.

The Registrant and its subsidiaries are party to other matters and claims which are normal in the course of operations. While the results of litigation and claims cannot be predicted with certainty, based on advice of counsel, the Registrant believes that the final outcome of such matters will not have a materially adverse effect on its consolidated financial condition.

                       PART II - OTHER INFORMATION
                              (Continued)




Item 6.     Exhibits and Reports on Form 8-K.

     a.     Exhibits

            Exhibit     SB 601                                       Page
              No.      Ref. No.       Description                     No.
              27      601(b)(27)     Financial Data Schedule for
                                     the Three Months Ended
                                     March 31, 1998                   12

     b. The Company was not required to file Form 8-K for the quarter ended March 31, 1998.


                                    SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     VULCAN INTERNATIONAL CORPORATION


                                  By:   Benjamin Gettler
    Date   May 13, 1998                  Benjamin Gettler
                                        Chairman of the Board, President
                                          and Chief Executive Officer

                                  By:   Vernon E. Bachman
    Date   May 13, 1998                  Vernon E. Bachman
                                        Vice President, Secretary-Treasurer
                                          and Principal Accounting Officer