Form 10-Q
period 1998-06-30
VULCAN INTERNATIONAL CORP
filed 1998-08-14
CIK 848446

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.   20549

                                   FORM 10-Q

         (Mark One)

         [ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended June 30, 1998

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

                                 (302) 427-804
             (Registrant's telephone number, including area code)

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

Outstanding shares of no par value common stock at June 30, 1998:

                                 1,199,444 shares

                       VULCAN INTERNATIONAL CORPORATION

                                    INDEX


Part I.  FINANCIAL INFORMATION                                         PAGE

        Item 1.  FINANCIAL STATEMENTS

                    Condensed Consolidated Balance Sheets                1

                    Condensed Consolidated Statements of Income          2

                    Condensed Consolidated Statements of Cash Flows      3

                    Schedule Supporting Net Income Per Common
                    Share and Dividends Per Common Share                 4

                    Notes to Condensed Consolidated Financial
                    Statements                                          5-6

                    Independent Accountants' Report                      7


        Item 2.     Management's Discussion and Analysis of
                    Financial Condition and Results of Operations       8-9

        Item 3      Quantitative and Qualitative Disclosures
                    about Market Risks                                   9


Part II.  OTHER INFORMATION

        Item 1.     Legal Proceedings                                   10

        Item 6.     Exhibits and Reports on Form 8-K                    11

                            PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

                           VULCAN INTERNATIONAL CORPORATION

                         CONDENSED CONSOLIDATED BALANCE SHEETS
                                                   JUNE 30,    DECEMBER 31,
                                                     1998          1997
                                                  UNAUDITED
         -ASSETS-

CURRENT ASSETS:
  Cash                                          $ 1,406,774     2,141,676
  Marketable securities (At fair market
   value)                                        36,868,020    34,328,808
  Accounts receivable                             2,185,083     1,718,037
  Inventories                                       686,703       611,959
  Prepaid tax and expense                           187,679        99,876
                                                 ----------    ----------
        TOTAL CURRENT ASSETS                     41,334,259    38,900,356
                                                 ----------    ----------
PROPERTY, PLANT AND EQUIPMENT-at cost            13,684,032    14,873,913
  Less-Accumulated depreciation and depletion    11,296,129    12,375,142
                                                 ----------    ----------
        NET PROPERTY, PLANT AND EQUIPMENT         2,387,903     2,498,771
                                                 ----------    ----------
OTHER ASSETS:
  Investment in joint venture                             -       350,696
  Marketable securities (At fair market
  value)                                         35,467,281    37,526,937
  Deferred charges and other assets               3,247,700     3,138,833
                                                 ----------    ----------
        TOTAL OTHER ASSETS                       38,714,981    41,016,466
                                                 ----------    ----------
                TOTAL ASSETS                   $ 82,437,143    82,415,593
                                                 ==========    ==========

     -LIABILITIES AND SHAREHOLDERS' EQUITY-

CURRENT LIABILITIES:
  Deferred income tax                          $ 11,102,047    10,245,689
  Other                                           1,029,476     1,254,396
                                                 ----------    ----------
        TOTAL CURRENT LIABILITIES                12,131,523    11,500,085
                                                 ----------    ----------
OTHER LIABILITIES:
  Deferred income tax                            11,673,837    12,358,733
  Commitments and contingencies                           -             -
  Minority interest in partnership                   32,913        37,426
  Other liabilities                                 138,268        24,359
                                                 ----------    ----------
        TOTAL OTHER LIABILITIES                  11,845,018    12,420,518
                                                 ----------    ----------
SHAREHOLDERS' EQUITY:
  Capital stock                                     249,939       249,939
  Additional paid-in capital                      5,626,843     5,619,993
  Retained earnings                              24,895,418    24,543,468
  Accumulated other comprehensive income:
    Net unrealized holding gain                  43,527,971    43,211,515
                                                 ----------    ----------
                                                 74,300,171    73,624,915

    Less-Common stock in treasury-at cost        15,839,569    15,129,925
                                                 ----------    ----------
        TOTAL SHAREHOLDERS' EQUITY               58,460,602    58,494,990
                                                 ----------    ----------
                TOTAL LIABILITIES
                  AND SHAREHOLDERS' EQUITY     $ 82,437,143    82,415,593
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

                           PART I - FINANCIAL INFORMATION
                                       (Continued)

Item 1.  Financial Statements.

                          VULCAN INTERNATIONAL CORPORATION

                     CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                      UNAUDITED

                    For the six months ended      For the three months ended
                        June 30,     June 30,        June 30,      June 30,
                          1998         1997            1998          1997
REVENUES:
  Net sales           $5,289,944     5,852,702      2,404,951      2,996,387
  Dividends              849,196       798,276        428,794        405,177
                       ---------     ---------      ---------      ---------
    TOTAL REVENUES     6,139,140     6,650,978      2,833,745      3,401,564
                       ---------     ---------      ---------      ---------
COST AND EXPENSES:
  Cost of sales        5,208,695     5,274,834      2,460,749      2,616,951
  General and
   administrative        719,065       850,514        342,616        520,768
  Interest expense        17,547        15,305              -              -
                       ---------      --------      ---------      ---------
    TOTAL COST AND
     EXPENSES          5,945,307     6,140,653      2,803,365      3,137,719
                       ---------     ---------      ---------      ---------
EQUITY IN JOINT
 VENTURE INCOME
 AND MINORITY
 INTEREST                258,200       309,054        (53,656)       178,753
                       ---------     ---------      ---------      ---------
INCOME BEFORE
 GAIN ON SALE OF
 ASSETS                  452,033       819,379        (23,276)       442,598

NET GAIN ON SALE OF
 PROPERTY AND
 EQUIPMENT               524,798       510,074         56,915        113,806
                       ---------     ---------      ----------     ---------
     INCOME BEFORE
      INCOME TAXES       976,831     1,329,453         33,639        556,404

INCOME TAX PROVISION     141,084       270,782        (86,013)        97,154
                      ----------     ---------      ---------      ---------
     NET INCOME       $  835,747     1,058,671        119,652        459,250
                       =========     =========      =========      =========
NET INCOME PER
 COMMON SHARE         $      .69           .84            .10            .36
                       =========     =========      =========      =========
DIVIDENDS PER
 COMMON SHARE         $      .40           .40            .20            .20
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

                             PART I - FINANCIAL INFORMATION
                                       (Continued)
Item 1.  Financial Statements.

                            VULCAN INTERNATIONAL CORPORATION

                     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                For the six months ended
                                        UNAUDITED
                                                   JUNE 30,       JUNE 30,
                                                     1998           1997
CASH FLOWS FROM OPERATING ACTIVITIES:
  Cash received from customers                  $ 4,815,420       6,208,115
  Cash paid to suppliers and employees           (6,175,355)     (6,233,267)
  Dividends received                                849,196         798,276
  Interest paid                                     (17,547)        (15,305)
  Income tax payments                              (237,500)       (170,000)
                                                  ---------       ---------
     NET CASH FLOWS FROM OPERATING ACTIVITIES      (765,786)        587,819
                                                  ---------       ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of property and equipment      536,752         561,700
  Purchase of property and equipment               (103,938)        (37,250)
  Cash distribution from joint venture              750,000         600,000
  Collections on notes receivable and other          34,662          33,761
                                                  ---------       ---------
     NET CASH FLOWS FROM INVESTING ACTIVITIES     1,217,476       1,158,211
                                                  ---------       ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Sale of treasury shares                             7,825               -
  Purchase of common and preferred shares          (710,619)       (251,454)
  Cash dividends paid                              (483,798)       (502,795)
                                                  ---------       ---------
     NET CASH FLOWS FROM FINANCING ACTIVITIES    (1,186,592)       (754,249)
                                                  ---------       ---------
     INCREASE (DECREASE) IN CASH AND
       CASH EQUIVALENTS                            (734,902)        991,781

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD  2,141,676       1,254,138
                                                  ---------       ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD      $ 1,406,774       2,245,919
                                                  =========       =========
RECONCILIATION OF NET INCOME TO
  NET CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                   $   835,747       1,058,671
   Adjustments-
     Depreciation and amortization                  205,406         290,972
     Deferred income taxes                            8,416          44,931
     Equity in joint venture income and
       minority interest                           (258,200)       (309,054)
     Net gain on sale of property and
       marketable securities                       (524,798)       (510,074)
     (Increase) decrease in accounts
       receivable                                  (474,524)        355,413
     Increase in inventories                        (74,744)        (81,862)
     Decrease in accounts payable,
       accrued expenses and other assets           (483,089)       (261,178)
                                                  ---------       ---------
NET CASH FLOWS FROM OPERATING ACTIVITIES        $  (765,786)        587,819
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

                             PART I - FINANCIAL INFORMATION
                                       (Continued)
Item 1.  Financial Statements.

                             VULCAN INTERNATIONAL CORPORATION
                      SCHEDULE SUPPORTING NET INCOME PER COMMON SHARE
                              AND DIVIDENDS PER COMMON SHARE
                                        UNAUDITED


                                                                     EXHIBIT 1

                       For the six months ended   For the three months ended
                       June 30,       June 30,     June 30,        June 30,
                         1998           1997         1998            1997

a)   Net income       $  835,747      1,058,671     119,652       459,250
b)   Dividends on
      preferred
      shares                   -          1,977           -           985
                       ---------      ---------   ---------     ---------
c)   Net income
      attributable
      to common
      shares          $  835,747      1,056,694     119,652       458,265
                       =========      =========   =========     =========
d)   Cash
      dividends
      on common
      shares          $  483,798        500,818     241,529       249,949
                       =========      =========   =========     =========
Weighted Average
 Shares:
e)   Common shares
      issued           1,999,512      1,999,512   1,999,512     1,999,512
f)   Common
      treasury
      shares             789,465        747,088     791,505       748,864
                       ---------      ---------   ---------     ---------
g)   Common shares
      outstanding      1,210,047      1,252,424   1,208,007     1,250,648
                       =========      =========   =========     =========
h)   Income per
      common share
      (c/g)          $       .69            .84         .10           .36

i)   Dividends
      per common
      share          $       .40            .40         .20           .20


The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                        PART I - FINANCIAL INFORMATION
                                  (Continued)

Item 1.  Financial Statements.

                       VULCAN INTERNATIONAL CORPORATION

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

              For the six months ended June 30, 1998 and 1997



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

There were no securities of the Registrant sold by the Registrant during the six months ended June 30, 1998, that were not registered under the Securities Act of 1933, in reliance upon an exemption from registration provided by
Section 4(2) of the Act.

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

INVENTORIES
                                               JUNE 30,      DECEMBER 31,
                                                 1998           1997
                                               UNAUDITED
        Inventories consisted of:
          Finished goods                      $291,520          220,117
          Work in process                      126,234          119,116
          Raw materials                        268,949          272,726
                                               -------          -------
                Total inventories             $686,703          611,959
                                               =======          =======

                        PART I - FINANCIAL INFORMATION
                                  (Continued)

Item 1.  Financial Statements.

                        VULCAN INTERNATIONAL CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                For the six months ended June 30, 1998 and 1997
                                   (Continued)


COMPREHENSIVE INCOME
The Company adopted Statement of Financial Accounting Standard No. 130, Reporting Comprehensive Income, effective January 1, 1998. The adoption of this Statement had no impact on the Company's net income or shareholders' equity. During the six months ended June 30, 1998 and 1997 total other comprehensive income, net of tax, amounted to $316,456 and $5,373,805, respectively. Accumulated comprehensive income consists of unrealized holding gains on securities available for sale.

REVIEW BY INDEPENDENT ACCOUNTANTS
The condensed consolidated financial statements at June 30, 1998, and for the six-month period then ended have been reviewed, prior to filing, by the Registrant's independent accountants, J.D. Cloud & Co. L.L.P., whose report covering their review of the financial statements is included in this report.

                               INDEPENDENT ACCOUNTANT'S REPORT


To the Board of Directors
Vulcan International Corporation
Wilmington, Delaware


We have reviewed the accompanying condensed consolidated balance sheet of Vulcan International Corporation and subsidiaries as of June 30, 1998, and the related condensed consolidated statements of income and cash flows for the six-month and three-month periods ended June 30, 1998 and 1997. These financial statements are the responsibility of the Company's management.

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

Cincinnati, Ohio
August 4, 1998

                         PART I - FINANCIAL INFORMATION
                                  (Continued)


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


Net sales revenue for the six-month period ended June 30, 1998, decreased $562,758 or 9.6% over the corresponding period in 1997. Cost of sales decreased $66,139 or 1.3% during the six-month period compared to the corresponding six-month period in 1997. Net sales revenue for the second quarter of 1998 decreased $591,436 or 19.7% and cost of sales decreased $156,202 or 6.0% compared to the corresponding quarter in 1997. The foregoing decreases were due primarily to decreased sales in the Rubber and Plastics segment and increased costs in the Wood Products segment.

General and administrative expenses decreased $131,449 or 15.5% in the six-month period ended June 30, 1998, as compared to the corresponding six-month period in 1997. General and administrative expenses for the second quarter of 1998 decreased $178,152 or 34.2% compared to the corresponding quarter in 1997. These decreases are principally due to the downsizing in the Company's Rubber and Plastics segment.

Interest expense for the six-month period ended June 30, 1998, increased
$2,242.

Gains on the sale of property and equipment were $524,798 for the six-month period ended June 30, 1998, as compared to $510,074 for the corresponding period in 1997. 1998 gains were the result of the sales of assets and timber. The 1997 gain was substantially the result of timber sales. Gains on the sale of property and equipment were $56,915 in the second quarter of 1998 as compared to $113,806 in the second quarter of 1997.

The Company has examined the problem Year 2000 Compliance with its technical advisors. They state that most of the Company's current accounting software is Year 2000 Compliant. As to the remaining software, it is anticipated that in the near future current software vendors will offer upgrades to make such software Year 2000 Compliant without material upgrade costs to the Company. Their examination of hardware with regard to Year 2000 Compliance is near complete. All hardware which has been tested is Year 2000 Compliant. With respect to certain older pieces of hardware, the Company is awaiting verification of Year 2000 Compliance from the appropriate vendors.

The Company has a 50% interest in a joint venture, Vulcan Brunswick Bowling Pin Company (VBBPC) which manufactures bowling pins in Antigo, Wisconsin, for Brunswick and the Company. The Company received cash distributions of $750,000 from VBBPC during the first six months of 1998. The excess of cash distributions over the Company's investment in VBBPC is included in other liabilities at June 30, 1998.

                        PART I - FINANCIAL INFORMATION
                                 (Continued)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. (Continued)

Summarized income statement information for VBBPC consists of the following:

                     Six Months Ended June 30,   Three Months ended June 30,
                      1998            1997          1998             1997

Net sales             $6,839,390     7,005,331     2,935,644     3,779,417
Costs and expenses     6,317,313     6,382,131     3,039,946     3,419,221
                       ---------     ---------     ---------     ---------
Net income            $  522,077       623,200      (104,302)      360,196
                       =========     =========     ==========    =========
Company's 50% equity
 in net income        $  261,039       311,600       (52,151)      180,098
                       =========     =========     ==========    =========


LIQUIDITY AND CAPITAL RESOURCES

The Company's cash requirements during the second quarter of 1998 were funded in part through earnings and noncash charges such as depreciation and amortization, a $200,000 distribution from the joint venture and from the sale of timber and equipment. The cash from these transactions was primarily used in operations. The Company expects to continue, when necessary, to use short-term borrowings to meet cash requirements not fully provided by earnings, depreciation and amortization. During the six months ended June 30, 1998, 18,100 shares of treasury stock were acquired for $710,619. There were approximately $545,600 of commitments for capital expenditures as of June 30, 1998.


Item 3.  Quantitative and Qualitative Disclosures about Market Risks

There have been no significant changes in the Company's market risk, primarily associated with marketable securities, since December 31, 1997.

                         PART II - OTHER INFORMATION


Item 1.  Legal Proceedings.

The Registrant has been advised that it is a potentially responsible party, together with 18 other parties, with regard to the Resolve, Inc. Superfund Site, located in North Dartmouth, Massachusetts, with potential joint and several liability of $5.7 million. The Resolve site was a waste chemical reclamation facility. The environmental problem at the site involves soil contamination including, particularly, PCB contaminants. The Company is contesting all liability. The Company's liability, if any, cannot be estimated at this time. It is the understanding of Registrant that clean-up at the site involves treatment of contaminated soil and ground water. There may be other potential clean-up liability at other sites of which the Registrant has no specific knowledge.

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


Item 6.  Exhibits and Reports on Form 8-K.

     a.  Exhibits

        Exhibit          SB 601                                    Page
          No.           Ref. No.        Description                 No.
          27            602 (b) (27)    Financial Data Schedule
                                        for the Six Months Ended
                                        June 30, 1998               12

     b. The Company was not required to file Form 8-K for the quarter ended June 30, 1998.

                           PART II - OTHER INFORMATION
                                  (Continued)


                                     SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     VULCAN INTERNATIONAL CORPORATION


August 14, 1998                      By: Benjamin Gettler
     Date                                Chairman of the Board, President
                                         and Chief Executive Officer


August 14, 1998                      By: Vernon E. Bachman
     Date                                Vice President, Secretary-Treasurer
                                         and Principal Accounting Officer