Form 10-Q
period 1998-09-30
VULCAN INTERNATIONAL CORP
filed 1998-11-13
CIK 848446

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.   20549

                                   FORM 10-Q

         (Mark One)

         [ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended September 30, 1998

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

Outstanding shares of no par value common stock at September 30, 1998:

                                 1,150,444 shares

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

                            PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

                           VULCAN INTERNATIONAL CORPORATION

                         CONDENSED CONSOLIDATED BALANCE SHEETS
                                                SEPTEMBER 30,  DECEMBER 31,
                                                    1998           1997
                                                 UNAUDITED
         -ASSETS-

CURRENT ASSETS:
  Cash                                          $   467,933     2,141,676
  Marketable securities (At fair market
   value)                                        38,021,469    34,328,808
  Accounts receivable                             2,495,241     1,718,037
  Inventories                                       645,285       611,959
  Prepaid tax and expense                           210,015        99,876
                                                 ----------    ----------
        TOTAL CURRENT ASSETS                     41,839,943    38,900,356
                                                 ----------    ----------
PROPERTY, PLANT AND EQUIPMENT-at cost            14,184,717    14,873,913
  Less-Accumulated depreciation and depletion    11,387,516    12,375,142
                                                 ----------    ----------
        NET PROPERTY, PLANT AND EQUIPMENT         2,797,201     2,498,771
                                                 ----------    ----------
OTHER ASSETS:
  Investment in joint venture                             -       350,696
  Marketable securities (At fair market
  value)                                         29,659,050    37,526,937
  Deferred charges and other assets               2,740,997     3,138,833
                                                 ----------    ----------
        TOTAL OTHER ASSETS                       32,400,047    41,016,466
                                                 ----------    ----------
                TOTAL ASSETS                    $77,037,191    82,415,593
                                                 ==========    ==========

     -LIABILITIES AND SHAREHOLDERS' EQUITY-

CURRENT LIABILITIES:
  Notes payable - bank                          $ 1,040,000             -
  Accounts payable and accrued expenses           1,252,873     1,254,396
  Deferred income tax                            11,494,936    10,245,689
                                                 ----------    ----------
        TOTAL CURRENT LIABILITIES                13,787,809    11,500,085
                                                 ----------    ----------
OTHER LIABILITIES:
  Deferred income tax                             9,710,131    12,358,733
  Commitments and contingencies                           -             -
  Minority interest in partnership                    9,530        37,426
  Other liabilities                                 155,346        24,359
                                                 ----------    ----------
        TOTAL OTHER LIABILITIES                   9,875,007    12,420,518
                                                 ----------    ----------
SHAREHOLDERS' EQUITY:
  Capital stock                                     249,939       249,939
  Additional paid-in capital                      5,626,843     5,619,993
  Retained earnings                              24,733,996    24,543,468
  Accumulated other comprehensive income:
    Net unrealized holding gain                  40,455,824    43,211,515
                                                 ----------    ----------
                                                 71,066,602    73,624,915

    Less-Common stock in treasury-at cost        17,692,227    15,129,925
                                                 ----------    ----------
        TOTAL SHAREHOLDERS' EQUITY               53,374,375    58,494,990
                                                 ----------    ----------
                TOTAL LIABILITIES
                  AND SHAREHOLDERS' EQUITY      $77,037,191    82,415,593
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

                           PART I - FINANCIAL INFORMATION
                                       (Continued)

Item 1.  Financial Statements.

                          VULCAN INTERNATIONAL CORPORATION

                     CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                      UNAUDITED

                    For the nine months ended      For the three months ended
                   September 30,  September 30,   September 30,  September 30,
                        1998          1997             1998          1997
REVENUES:
  Net sales          $7,804,973      8,745,217      2,515,029      2,892,515
  Dividends           1,278,232      1,203,700        429,036        405,424
                      ---------      ---------      ---------      ---------
    TOTAL REVENUES    9,083,205      9,948,917      2,944,065      3,297,939
                      ---------      ---------      ---------      ---------
COST AND EXPENSES:
  Cost of sales       7,669,365      7,957,353      2,460,670      2,682,519
  General and
   administrative     1,101,856      1,254,121        382,791        403,607
  Interest expense       21,906         15,305          4,359              -
                      ---------       --------      ---------      ---------
    TOTAL COST AND
     EXPENSES         8,793,127      9,226,779      2,847,820      3,086,126
                      ---------      ---------      ---------      ---------
EQUITY IN JOINT
 VENTURE INCOME(LOSS)
 AND MINORITY
 INTEREST               240,160        454,017        (18,040)       144,963
                      ---------      ---------      ---------      ---------
INCOME BEFORE
 GAIN ON SALE OF
 ASSETS                 530,238      1,176,155         78,205        356,776

NET GAIN ON SALE OF
 PROPERTY AND
 EQUIPMENT              530,214        549,232          5,416         39,158
                      ---------      ---------      ----------     ---------
     INCOME BEFORE
      INCOME TAXES    1,060,452      1,725,387         83,621        395,934

INCOME TAX PROVISION    153,999        313,500         12,915         42,718
                      ---------      ---------      ---------      ---------
     NET INCOME      $  906,453      1,411,887         70,706        353,216
                      =========      =========      =========      =========
NET INCOME PER
 COMMON SHARE        $      .76           1.13            .06            .29
                      =========      =========      =========      =========
DIVIDENDS PER
 COMMON SHARE        $      .60            .60            .20            .20
                      =========      =========      =========      =========

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                             PART I - FINANCIAL INFORMATION
                                       (Continued)
Item 1.  Financial Statements.

                            VULCAN INTERNATIONAL CORPORATION

                     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                         For the nine months ended September 30,
                                        UNAUDITED
                                                    1998            1997
CASH FLOWS FROM OPERATING ACTIVITIES:
  Cash received from customers                  $ 6,952,651       8,794,127
  Cash paid to suppliers and employees           (8,732,349)     (8,997,618)
  Dividends received                              1,278,232       1,203,700
  Interest paid                                     (21,906)        (15,305)
  Income tax payments                              (237,500)       (240,000)
                                                  ---------       ---------
     NET CASH FLOWS FROM OPERATING ACTIVITIES      (760,872)        744,904
                                                  ---------       ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of property and equipment      545,120         619,277
  Purchase of property and equipment               (633,452)       (138,401)
  Collections on notes receivable and other         656,839          53,639
  Cash distribution from joint venture              750,000         700,000
                                                  ---------       ---------
     NET CASH FLOWS FROM INVESTING ACTIVITIES     1,318,507       1,234,515
                                                  ---------       ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings under credit agreements          1,040,000               -
  Sale of treasury shares                             7,825               -
  Purchase of treasury shares                    (2,563,277)       (697,085)
  Cash dividends paid                              (715,926)       (750,383)
                                                  ---------       ---------
     NET CASH FLOWS FROM FINANCING ACTIVITIES    (2,231,378)     (1,447,468)
                                                  ---------       ---------
     INCREASE (DECREASE) IN CASH AND
       CASH EQUIVALENTS                          (1,673,743)        531,951

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD  2,141,676       1,254,138
                                                  ---------       ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD      $   467,933       1,786,089
                                                  =========       =========
RECONCILIATION OF NET INCOME TO
  NET CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                   $   906,453       1,411,887
   Adjustments-
     Depreciation and amortization                  323,983         440,340
     Deferred income taxes                           20,224          30,120
     Equity in joint venture income and
       minority interest                           (240,160)       (454,017)
     Net gain on sale of property and
       marketable securities                       (530,214)       (549,232)
     (Increase) decrease in accounts
       receivable                                  (852,322)         48,910
     Increase in inventories                        (33,326)       (205,389)
     Increase (decrease) in accounts payable,
       accrued expenses and other assets           (355,510)         22,285
                                                  ---------       ---------
NET CASH FLOWS FROM OPERATING ACTIVITIES        $  (760,872)        744,904
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

                             PART I - FINANCIAL INFORMATION
                                       (Continued)
Item 1.  Financial Statements.

                             VULCAN INTERNATIONAL CORPORATION
                      SCHEDULE SUPPORTING NET INCOME PER COMMON SHARE
                              AND DIVIDENDS PER COMMON SHARE
                                        UNAUDITED


                                                                     EXHIBIT 1

                      For the nine months ended    For the three months ended
                    September 30,  September 30,  September 30,  September 30,
                        1998           1997           1998           1997

a)   Net income       $  906,453      1,411,887      70,706         353,216
b)   Dividends on
      preferred
      shares                   -          1,977           -               -
                       ---------      ---------   ---------       ---------
c)   Net income
      attributable
      to common
      shares          $  906,453      1,409,910      70,706         353,216
                       =========      =========   =========       =========
d)   Cash
      dividends
      on common
      shares          $  715,926        748,406     232,128         247,588
                       =========      =========   =========       =========
Weighted Average
 Shares:
e)   Common shares
      issued           1,999,512      1,999,512   1,999,512       1,999,512
f)   Common
      treasury
      shares             800,587        749,923     822,470         755,500
                       ---------      ---------   ---------       ---------
g)   Common shares
      outstanding      1,198,925      1,249,589   1,177,042       1,244,012
                       =========      =========   =========       =========
h)   Income per
      common share
      (c/g)          $       .76           1.13         .06             .29

i)   Dividends
      per common
      share          $       .60            .60         .20             .20


The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                        PART I - FINANCIAL INFORMATION
                                  (Continued)

Item 1.  Financial Statements.

                       VULCAN INTERNATIONAL CORPORATION

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

            For the nine months ended September 30, 1998 and 1997



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

There were no securities of the Registrant sold by the Registrant during the nine months ended September 30, 1998, that were not registered under the Securities Act of 1933, in reliance upon an exemption from registration provided by Section 4(2) of the Act.

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

INVENTORIES
                                           SEPTEMBER 30,     DECEMBER 31,
                                               1998             1997
                                            UNAUDITED
        Inventories consisted of:
          Finished goods                      $247,911          220,117
          Work in process                      159,313          119,116
          Raw materials                        238,061          272,726
                                               -------          -------
                Total inventories             $645,285          611,959
                                               =======          =======

                        PART I - FINANCIAL INFORMATION
                                  (Continued)

Item 1.  Financial Statements.

                        VULCAN INTERNATIONAL CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

             For the nine months ended September 30, 1998 and 1997
                                  (Continued)


COMPREHENSIVE INCOME
The Company adopted Statement of Financial Accounting Standard No. 130, Reporting Comprehensive Income, effective January 1, 1998. The adoption of this Statement had no impact on the Company's net income or shareholders' equity. During the nine months ended September 30, 1998 and 1997 total other comprehensive income(loss) related to unrealized holding gains on securities available for sale, net of tax, amounted to $(2,755,691) and $8,085,408 respectively. Accumulated comprehensive income consists of unrealized holding gains on securities available for sale.

REVIEW BY INDEPENDENT ACCOUNTANTS
The condensed consolidated financial statements at September 30, 1998, and for the nine-month period then ended have been reviewed, prior to filing, by the Registrant's independent accountants, J.D. Cloud & Co. L.L.P., whose report covering their review of the financial statements is included in this report.

                               INDEPENDENT ACCOUNTANT'S REPORT


To the Board of Directors
Vulcan International Corporation
Wilmington, Delaware


We have reviewed the accompanying condensed consolidated balance sheet of Vulcan International Corporation and subsidiaries as of September 30, 1998, and the related condensed consolidated statements of income and cash flows for the nine-month and three-month periods ended September 30, 1998 and 1997. These financial statements are the responsibility of the Company's management.

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

Cincinnati, Ohio
November 11, 1998

                         PART I - FINANCIAL INFORMATION
                                  (Continued)


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


Net sales revenue for the nine-month period ended September 30, 1998, decreased $940,244 or 10.8% over the corresponding period in 1997. Cost of sales decreased $287,988 or 3.6% during the nine-month period compared to the corresponding nine-month period in 1997. Net sales revenue for the third quarter of 1998 decreased $377,486 or 13.1% and cost of sales decreased $221,849 or 8.3% compared to the corresponding quarter in 1997. The foregoing decreases were due primarily to decreased sales in the Rubber and Plastics and Wood Products segments and increased costs in the Wood Products segment.

General and administrative expenses decreased $152,265 or 12.1% in the nine-month period ended September 30, 1998, as compared to the corresponding nine-month period in 1997. General and administrative expenses for the third quarter of 1998 decreased $20,816 or 5.2% compared to the corresponding quarter in 1997. These decreases are principally due to the downsizing in the Company's Rubber and Plastics segment and general costcutting throughout the Company.

Interest expense for the nine-month period ended September 30, 1998, increased $6,601. Interest expense for the three-month period ended September 30, 1998, increased $4,359. These increases are due to increased borrowings.

Gains on the sale of property and equipment were $530,214 for the nine-month period ended September 30, 1998, as compared to $549,232 for the corresponding period in 1997. 1998 gains were the result of the sales of assets and timber. The 1997 gain was substantially the result of timber sales. Gains on the sale of property and equipment were $5,417 in the third quarter of 1998 as compared to $39,158 in the third quarter of 1997.

The Company has examined the problem Year 2000 Compliance with its technical advisors. They state that most of the Company's current accounting software is Year 2000 Compliant. As to the remaining software, it is anticipated that in the near future current software vendors will offer upgrades to make such software Year 2000 Compliant without material upgrade costs to the Company. Their examination of hardware with regard to Year 2000 Compliance is nearly complete. All hardware which has been tested is Year 2000 Compliant. With respect to certain older pieces of hardware, the Company is awaiting verification of Year 2000 Compliance from the appropriate vendors.

The Company has a 50% interest in a joint venture, Vulcan Brunswick Bowling Pin Company (VBBPC) which manufactures bowling pins in Antigo, Wisconsin, for Brunswick and the Company. The Company received cash distributions of $750,000 from VBBPC during the first nine months of 1998. The excess of cash distributions over the Company's investment in VBBPC is included in other liabilities at September 30, 1998.

                        PART I - FINANCIAL INFORMATION
                                 (Continued)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. (Continued)

Summarized income statement information for VBBPC consists of the following:

                          Nine Months Ended          Three Months ended
                            September 30,               September 30,
                         1998          1997          1998         1997

Net sales             $8,988,990    10,602,480     2,149,600     3,597,149
Costs and expenses     8,501,068     9,687,766     2,183,755     3,305,635
                       ---------     ---------     ---------     ---------
Net income(loss)      $  487,922       914,714       (34,155)      291,514
                       =========     =========     ==========    =========
Company's 50% equity
 in net income(loss)  $  243,961       457,357       (17,078)      145,757
                       =========     =========     ==========    =========


LIQUIDITY AND CAPITAL RESOURCES

The Company's cash requirements during the third quarter of 1998 were funded in part through earnings, the sale of timber and equipment, noncash charges such as depreciation and amortization and from short-term borrowings. The cash from these transactions was primarily used in operations. The Company expects to continue, when necessary, to use short-term borrowings to meet cash requirements not fully provided by earnings. During the nine months ended September 30, 1998, 67,000 shares of treasury stock were acquired for $2,563,277 pursuant to a public announcement made at the annual shareholders' meeting in May 1998 that this Company was to purchase up to 100,000 shares. There were approximately $119,700 of commitments for capital expenditures as of September 30, 1998.


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


Item 6.  Exhibits and Reports on Form 8-K.

     a.  Exhibits

        Exhibit          SB 601                                    Page
          No.           Ref. No.        Description                 No.
          27            602 (b) (27)    Financial Data Schedule
                                        for the Nine Months Ended
                                        September 30, 1998          12

     b. The Company was not required to file Form 8-K for the quarter ended September 30, 1998.

                           PART II - OTHER INFORMATION
                                  (Continued)


                                     SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     VULCAN INTERNATIONAL CORPORATION


November 12, 1998                      By: Benjamin Gettler
     Date                                  Chairman of the Board, President
                                           and Chief Executive Officer


November 12, 1998                      By: Vernon E. Bachman
     Date                                  Vice President, Secretary-Treasurer
                                           and Principal Accounting Officer

??