Form 10-Q/A
period 1998-09-30
VULCAN INTERNATIONAL CORP
filed 1998-11-13
CIK 848446

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.   20549

                                  FORM 10-Q/A

                                AMENDMENT NO. 1

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

                                 1,150,444 shares



This amendment No. 1 on Form 10-Q/A amends and restates "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources." to the previously filed Form 10-Q/ for the quarter ended September 30, 1998.

                        PART I - FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash requirements during the third quarter of 1998 were funded in part through earnings, the sale of timber and equipment, noncash charges such as depreciation and amortization and from short-term borrowings. The cash from these transactions was primarily used in operations. The Company expects to continue, when necessary, to use short-term borrowings to meet cash requirements not fully provided by earnings. During the nine months ended September 30, 1998, 67,000 shares of treasury stock were acquired for $2,563,277 pursuant to a public announcement made at the annual shareholders' meeting in May 1998 that the Company intends to purchase up to 100,000 shares. There were approximately $119,700 of commitments for capital expenditures as of September 30, 1998.

                                     SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     VULCAN INTERNATIONAL CORPORATION


November 13, 1998                      By: Benjamin Gettler
     Date                                  Chairman of the Board, President
                                           and Chief Executive Officer




November 13, 1998                      By: Vernon E. Bachman
     Date                                  Vice President, Secretary-Treasurer
                                           and Principal Accounting Officer