Form 10-K
period 1998-12-31
VULCAN INTERNATIONAL CORP
filed 1999-03-30
CIK 848446

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.   20549

                                FORM 10-K

   (Mark One)

     [ X ]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934       [FEE REQUIRED]
              For the fiscal year ended December 31, 1998

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in
Part III of this Form 10-K or any amendment to this Form 10-K.   [ X ]

As of January 31, 1999, 1,134,835 common shares were outstanding, and the aggregate market value of the common shares (based upon the closing price of these shares on the American Stock Exchange) of Vulcan International Corporation held by nonaffiliates was approximately $39,151,808.

                       DOCUMENTS INCORPORATED BY REFERENCE

Documents Incorporated by Reference              Applicable Part of Form 10-K
-----------------------------------              ----------------------------

Annual Report to Shareholders for the
Year Ended December 31, 1998                            Part I and II

Proxy Statement Dated April 5, 1999 Furnished
to Shareholders in Connection with Registrant's
Annual Meeting of Shareholders                          Part I and III

Articles of Incorporation and By-laws
filed on Form 8, file number 1-10219,
filed during 1992                                       Part IV

                                 PART I

Item 1.  Business.

(a)  General Development of Business-

Vulcan International Corporation (Vulcan) is a Delaware holding company which is the owner of 100% of the common stock of Vulcan Corporation, a manufacturer of the products described below.

(b)  Financial Information About Industry Segments-

The sales, operating profit and identifiable assets attributable to each of the Registrant's industry segments for the three years ended December 31, 1998, are set forth in Note 12 of the Notes to Consolidated Financial Statements included under Part IV, Item 14(a)1 of this Form 10-K.

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

BOWLING PINS-

In 1990, the Company entered into an agreement with Brunswick Bowling and Billiards Corporation by the terms of which Vulcan and Brunswick formed a joint venture for the manufacture of bowling pins using Vulcan's Surlyn coating process. The Joint Venture, which is equally owned by Brunswick and Vulcan Bowling Pin Company, a wholly owned subsidiary of Vulcan, is located at the site of the Company's former Antigo, Wisconsin, bowling pin manufacturing facility. This manufacturing Joint Venture is named the Vulcan-Brunswick Bowling Pin Company. The Company accounts for its investment in the Joint Venture under the equity method of accounting.

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

REAL ESTATE-
Vulcan has a majority interest in the upper seven floors of the ten-story Cincinnati Club Building in downtown Cincinnati, Ohio. These floors contain approximately 60,000 square feet of finished office space and approximately 32,000 square feet of unfinished and common area space. Vulcan occupies a substantial portion of the tenth floor of the building and manages the seven floors of office space. The first three floors consist of public rooms owned by a company which uses the space for public functions and a catering service. There is direct access into the building from an eight-story parking garage immediately adjacent to the Cincinnati Club Building owned and operated by the City of Cincinnati. Vulcan Corporation also owns undeveloped lands in Michigan from which it sells timber.

Patents, trademarks, licenses, franchises and concessions are not material factors in the business. Vulcan Bowling Pin Company owns an American Bowling Congress permit to label its Surlyn plastic-coated bowling pins as "ABC approved".

No major expenditures for pollution controls are anticipated in 1999. Expenditures thereafter should not be in excess of 5% of normal capital expenditures in any one year. This rate of expenditure should not have a significant effect on either the earnings or the competitive position of the Registrant or any of its subsidiaries. See Item 3 - Legal Proceedings.

At December 31, 1998, the Registrant employed 131 people, down from 148 at the end of 1997. The reduction in the Registrant's work force was the result of reduced sales.

The Company has commitments for capital expenditures of $63,500 at December 31, 1998.

(d)  Financial Information About Foreign and Domestic Operations and Export

                                 PART I
                              (Continued)

Item 1.  Business.  (Continued)

The Registrant's entire operations are within the United States. Export sales of all products are handled by ACI International, Inc., a domestic international sales corporation (DISC) which during 1998, had sales of $537,000; net income of $35,300; and assets of $990,700.


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


The age of the buildings ranges from approximately 36 to 75 years. The structures are of steel, brick and concrete construction and are generally in good condition. All plants are sprinklered. Excellent transportation facilities are available for all factories. Most are located on rail sidings.

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


Item 4.  Submission of Matters to a Vote of Security Holders.

There were no matters submitted to a vote of security holders through the solicitation of proxies or otherwise during the fourth quarter of the year ended December 31, 1998, that require disclosure under this item.

                                PART II


Item 5.  Market for Registrant's Common Equity and Related Stockholder
Matters.

The common stock of Vulcan International Corporation is listed and traded on the American Stock Exchange. There were approximately 543 shareholders of record as of December 31, 1998. The high and low sales price and the dividends paid for each quarterly period within the two most recent years were as follows:

                          1998                          1997
   QUARTER        HIGH    LOW     DIVIDEND     HIGH     LOW     DIVIDEND
   -------        ----    ---     --------     ----     ---     --------

    First      39        36-1/4      $.20     33-3/4   29-5/8      $.20
    Second     41-1/4    37-1/2      $.20     37-1/4   33-1/4      $.20
    Third      41        32-7/8      $.20     40       36-5/8      $.20
    Fourth     36-1/2    30          $.20     40       38          $.20


Item 6.  Selected Financial Data.

The information required by this item is set forth below:

                          1998        1997        1996        1995        1994

Net revenues       $12,203,328  13,752,682  17,087,469  18,112,150  18,131,212
Income (loss)
 before taxes        1,751,462   2,180,614   2,497,481    (574,769)  1,101,818
Income taxes
 (benefit)             296,946     394,809     539,129    (486,746)    122,581
Net income (loss)    1,454,516   1,785,805   1,958,352     (88,023)    979,237
Income (loss) per
 common share             1.23        1.44        1.63        (.07)        .76
Dividends per
 common share              .80         .80         .80         .80         .80
Property, plant
and equipment (net)  2,798,825   2,498,771   2,955,657   2,851,181   3,201,587
Depreciation           513,045     594,138     662,687     677,631     788,168
Current assets      53,506,019  38,900,356  28,500,783  23,624,962  17,660,662
Ratio current
 assets to current
 liabilities         2.99 to 1   3.38 to 1   3.62 to 1   2.80 to 1   3.48 to 1
Total assets        95,011,738  82,415,593  59,848,623  51,076,828  38,892,364







                                PART II
                              (Continued)

Item 6.  Selected Financial Data.  (Continued)


Long-term debt               -           -           -           -           -
Redeemable
 preferred stock
 (solely at the
 option of the
 issuer)                     -           -      66,060      66,060      66,060
Accumulated other
 comprehensive
 income             52,506,224  43,211,515  27,983,826  21,977,823  12,765,774
Total share-
 holders' equity    62,295,924  58,494,990  43,948,759  36,105,488  29,338,281
Book value per
 common share            57.46       48.05       35.04       29.72       22.84



Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The information required by this item is incorporated by reference to the 1998 Annual Report to Shareholders.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

The Company's market risk represents the risk of changes in the value of marketable equity securities caused by fluctuations in equity prices. Marketable securities, at December 31, 1998, are recorded at a fair value of approximately $85,939,000, including net unrealized gains of $79,555,000. Marketable securities have exposure to price risk. The estimated potential loss in fair value resulting from a hypothetical 10% decrease in prices quoted by the stock exchange is $8,593,900.

                                PART II
                              (Continued)


Item 8.  Financial Statements and Supplementary Data.

The consolidated financial statements required by this item are included under
Part IV, Item 14(a)1 of this Form 10-K.

Other information required by this item is set forth below:


                                                                 Net Income
                       Total       Gross           Net        Per Common Share
                     Revenues  Profit (Loss)      Income        Outstanding
                     --------  -------------  -------------  -----------------
 1998
 ----
 First Quarter     $ 3,305,395     137,047         716,095            .59
 Second Quarter      2,833,745     (55,798)        119,652            .10
 Third Quarter       2,944,065      54,359          70,706            .06
 Fourth Quarter      3,120,123     (80,730)        548,063            .48
                    ----------    --------       ---------          -----
                   $12,203,328      54,878       1,454,516           1.23
                    ==========    ========       =========          =====
 1997
 ----
 First Quarter     $ 3,249,414     198,432         599,421            .48
 Second Quarter      3,401,564     379,436         459,250            .36
 Third Quarter       3,297,939     209,996         353,216            .29
 Fourth Quarter      3,803,765    (166,301)        373,918            .31
                    ----------    --------       ---------          -----
                   $13,752,682     621,563       1,785,805           1.44
                    ==========    ========       =========          =====

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.


Item 10.  Directors and Executive Officers of the Registrant.

(a)  Identification of Directors-

The information required by this item is incorporated herein by reference to the Registrant's Proxy Statement dated April 5, 1999, in connection with its Annual Meeting to be held May 6, 1999.

                                PART III


(b)  Identification of Executive Officers-

     NAME                        AGE          POSITION AND TIME IN OFFICE

     Benjamin Gettler             73          President since November 1988;
                                              Chairman of The Board since
                                              June 1990; Director since 1960.


     Vernon E. Bachman            61          Vice President and Treasurer
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


Item 11.  Executive Compensation.

The information required by this Item is incorporated herein by reference to the Registrant's proxy statement dated April 5, 1999, in connection with its annual meeting to be held May 6, 1999.

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

Other information required by this item is incorporated herein by reference to the Registrant's proxy statement dated April 5, 1999, in connection with its annual meeting to be held May 6, 1999.

Item 13.  Certain Relationships and Related Transactions.

There were no significant items to report under this caption other than those reported in the Registrant's Proxy Statement dated April 5, 1999, in connection with its Annual Meeting to be held May 6, 1999, which is incorporated herein by reference.

                                 PART IV


Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)      1.    Financial Statements.

               The following Consolidated Financial Statements of Vulcan International Corporation and subsidiaries are included under this item (see attached shareholders report and proxy statement):
                                                                      Page

                   Independent Auditors' Report.                       18

                   Consolidated Balance Sheets at December 31,
                    1998, and 1997.                                   19-20

                   Consolidated Statements of Income for Each
                    of the Three Years in the Period Ended
                    December 31, 1998.                                 21

                   Consolidated Statements of Shareholders'
                    Equity for Each of the Three Years in the
                    Period Ended December 31, 1998.                   22-24

                   Consolidated Statements of Cash Flows for
                    Each of the Three Years in the Period
                    Ended December 31, 1998.                          25-26

                   Notes to the Consolidated Financial
                    Statements for the Three Years Ended
                    December 31, 1998.                                27-42

         2.    Financial Statement Schedule.

                   Independent Auditors' Report on Schedule.           56

                   Schedule II - Valuation and Qualifying Accounts.    57


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

                                PART IV
                              (Continued)

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K. (Continued)

         3.    Financial Statements.

               The following financial statements of Vulcan International Corporation's 50% owned Joint Venture, Vulcan-Brunswick Bowling Pin Company, are included under this item:


                                                                          Page

                  Independent Auditors' Report                             59
                  Balance Sheets at December 31, 1998 and 1997             60
                  Statements of Income for the years ended
                   December 31, 1998 and 1997                              61
                  Statements of Partners' Capital for the years
                   ended December 31, 1998 and 1997                        62
                  Statements of Cash Flows for the years ended
                   December 31, 1998 and 1997                              63
                  Notes to the financial statements for the years
                   ended December 31, 1998 and 1997                      64-68

         4.    Exhibits.

                 3.    Registrant's Articles of Incorporation and
                        By-Laws are incorporated herein by reference.
                11.    Statement regarding computation of per share
                        earnings is incorporated herein by reference
                        to Registrant's 1998 Annual Report to
                        Shareholders                                       42
                13.    Registrant's 1998 Annual Report to Shareholders
                        is incorporated herein by reference.             11-44
                20.    Proxy Statement dated April 5, 1999, is
                        incorporated herein by reference.                45-54
                21.    Subsidiaries of the Registrant.                     55
                27.    Financial Data Schedule
               99.1    Independent Auditors' Report on Schedule            56
               99.2    Valuation and Qualifying accounts                   57
               99.3    Vulcan-Brunswick Bowling Pin Company financial
                        statements                                       58-68

(b)      Reports on Form 8-K.

         There were no reports on Form 8-K for the three months ended December 31, 1998.

                                  EXHIBIT 13

                       VULCAN INTERNATIONAL CORPORATION
                               AND SUBSIDIARIES

                       CONSOLIDATED FINANCIAL STATEMENTS

                     For the year ended December 31, 1998


















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




                        OTHER MANUFACTURING PLANTS
                             Antigo, Wisconsin
                           Walnut Ridge, Arkansas




                              SALES OFFICE
             Blanchester, Ohio                Cincinnati, Ohio
          Clarksville, Tennessee            Walnut Ridge, Arkansas




                        STOCK TRANSFER AND REGISTRAR
                                Chase Mellon
                           Shareholders Services




                                   AUDITOR
                           J.D. Cloud & Co. L.L.P.
                                Cincinnati, Ohio

TO OUR SHAREHOLDERS:

Vulcan's 89th year was a difficult year.

In our Rubber and Plastics Division, our successful efforts to develop marketable foam products was offset by the almost total disappearance of our military footwear business in the last half of 1998. This loss was primarily caused by a decision of the U.S. Defense Department to reduce its inventories substantially. That military business constituted over 46% of the Company's shoe products business. We are hopeful that the military inventory reduction program will come to a conclusion before the end of 1999 and that such business will return to Vulcan. The good news is that we have successfully developed a line of foam products and are continuing to work on the development of additional foam products and their marketing.

In the Company's bowling pin operations, we were hard-hit by the economic turmoil in the Far East. A substantial part of the bowling pin sales had been to that area of the world. The result was that after experiencing increased sales in the first half of 1998, sales declined dramatically as orders from the Far East virtually disappeared.

The reduction in net profit in the Company's real estate operations segment resulted entirely from our reduced sales of timber due to two factors: a) adverse weather conditions which limited timber harvesting from the Company's undeveloped real estate in the Upper Peninsula of Michigan and b) reduced sales of timber veneer to the Far East.

Primarily as a result of the above factors, there was a reduction from 1997 income of $1,785,805 to $1,454,516 in 1998, that is, a decline of 18.6%.

We cannot predict what will happen with regard to military sales or when the deep economic recession in the Far East will end. Nevertheless, shareholders may be assured that all of Vulcan's employees will make every effort in their power to make Vulcan's 90th Anniversary Year a year of success and celebration for the Company, its shareholders and its employees.


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

Vulcan manufactures rubber components in a 272,000 sq. ft. building located in Clarksville, Tennessee. Approximately 47% of products manufactured in Clarksville in 1998 were components for shoes manufactured in the United States compared to 65% in 1997. The volume of such domestic shoe manufacturing has declined precipitously with the result that only approximately 7% of non-rubber shoes sold in the U.S. were manufactured domestically in 1998 compared to over 80% in 1980. The Company is concentrating on the manufacture of rubber sheet stock and high density foam materials for the shoe industry, as well as rubber and foam products, and rubber batch material for prime manufacturers in various industries.

                                 BOWLING PINS

The Company is a 50% owner of a Joint Venture with Brunswick Bowling and Billiards Corporation which manufactures bowling pins in Antigo, Wisconsin. The pins are manufactured from hard maple and coated with Surlyn. Vulcan sells pins in the United States and worldwide under the name of Vultex II, and Vultuf, as well as various private label names.

                                REAL ESTATE

On August 12, 1993, Vulcan purchased a majority interest in the upper seven floors of the ten-story Cincinnati Club Building in downtown Cincinnati, Ohio, and manages that space. These floors contain approximately 60,000 square feet of finished office space and approximately 32,000 square feet of unfinished and common area space. Vulcan occupies a substantial portion of the tenth floor of the building. The first three floors consist of public rooms owned by a company which uses the space for public functions and a catering service. There is direct access into the building from an eight-story parking garage immediately adjacent to the Cincinnati Club Building owned and operated by the City of Cincinnati. A picture of the building appears on the front cover of this report. In addition, the Company owns approximately 14,000 acres of undeveloped land in the Upper Peninsula of Michigan. Timber is harvested from that land and sold both in domestic and foreign markets.

                    MANAGEMENT ANALYSIS OF RECENT YEARS

1998 COMPARED TO 1997
---------------------
Sales of rubber and plastic products (47% which were sales to the shoe industry) decreased from $9,332,565 in 1997 to $7,734,998 in 1998.
Operating losses of the Company's rubber and plastic business segments (before taxes) increased from $322,956 in 1997 to $873,525 in 1998.
The primary cause of these losses was the almost total elimination of sales of components for military footware in the last half of 1998 resulting from an inventory-cutting program of the U.S. Department of Defense. Such sales constituted over 46% of shoe component sales of the Company's rubber and plastic business segment.

Operating profit (before taxes) from the bowling pin segment decreased from $512,975 in 1997 to $215,079 in 1998. Sales increased during the first half of the year; however, in the second half of 1998, the severe recession in the Far East eliminated most sales to that area of the world, which had been a major purchaser of bowling pins.

Operating profit (before taxes) in the real estate operations segment fell from $618,238 to $403,522. That reduction in net profit in the Company's real estate operations segment resulted entirely from reduced sales of timber due to two factors: a) adverse weather conditions which limited timber harvesting from the Company's undeveloped real estate in the Upper Peninsula of Michigan and b) reduced sales of timber veneer to the Far East.

Gross gains on the sale or disposal of assets were $408,866 in 1998 compared to $116,622 in 1997. In 1998 the gains were mainly from the sale of excess equipment from the Clarksville, Tennessee plant. In 1997 the gains were mainly from the sale of acreage in Wisconsin. Dividends and interest income (before tax) were $1,828,520 compared to $1,794,152 in 1997.

The Company has completed its upgrading and replacement of computer software and hardware to make its computer system Year 2000 Compliant. It has reviewed its current situation with technical advisors who advise the Company is now Year 2000 Compliant.


1997 COMPARED TO 1996
---------------------
Sales of rubber and plastic products (65% of which were sales to the shoe industry) decreased from $12,104,816 in 1996 to $9,332,565 in 1997. This was the continuing result of the April 1996 downsizing of the rubber division and continued increasing foreign competition in the shoe manufacturing industry. There were also substantial increases in costs for product development. Operating losses from sales (before tax) increased from $203,622 in 1996 to $322,956 in 1997.

Sales from the bowling pin segment of the business decreased from $2,954,726 in 1996 to $2,199,621 in 1997, a portion of which was due to reduced bowling pin sales resulting from the purchase by AMF of bowling pin centers, which had been customers of Vulcan. As a result, operating profits (before tax) of the bowling pin segment declined from $799,688 to $512,975.

                      MANAGEMENT ANALYSIS OF RECENT YEARS

There was no substantial change in the real estate operations segment with the result that operating profit (before taxes) in this segment was $618,238 in 1997 compared to $623,165 in 1996.

Gross gains on the sale or disposal of assets were $116,622 in 1997 compared to $304,206 in 1996. In 1997 the gains were mainly from the sale of acreage in Wisconsin. In 1996 the gains were mainly from the sale of assets from the rubber division resulting from the downsizing. Dividends and interest income (before tax) were $1,794,152 compared to $1,627,923 in 1996.


1996 COMPARED TO 1995
---------------------
Sales of rubber and plastic products (primarily sales to the shoe industry) decreased from $13,115,811 in 1995 to $12,104,816 in 1996. On April 1996
the Company downsized its rubber division by discontinuing the production of civilian heels and soles. Those items were more labor intensive and, therefore, more susceptible to foreign competition. The result of that decision was to reduce the workforce in the rubber division from a high in 1995 of 256 to approximately 85 by the end of 1996. During the year, the Company purchased a new machinery line for the manufacture of foam products and commenced developing products for that line. Operating losses from sales (before taxes and interest) decreased from $3,210,723 in 1995 to a loss of $203,622 in 1996. The reduction in losses was a direct result of the downsizing of the rubber products division, the elimination of all rubber heel and sole production except for military orders and the cost reduction measures put into place after the downsizing.

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

           FINANCIAL POSITION, LIQUIDITY AND CAPITAL COMMITMENTS


The Company's cash requirements in 1998 were funded by its cash flow and short term borrowings. The Working Capital increased $8,214,153 during the past year. The increase in Working Capital was a result of the increased value of Marketable Securities of $16,018,970 and reduced by the increase in Deferred Federal Income Tax of $5,440,402. Capital expenditures were $807,121 compared to total depreciation and amortization of $523,796.

                      1998                          1997
   QUARTER        HIGH    LOW     DIVIDEND     HIGH     LOW     DIVIDEND
   -------        ----    ---     --------     ----     ---     --------

    First      39        36-1/4      $.20     33-3/4   29-5/8      $.20
    Second     41-1/4    37-1/2      $.20     37-1/4   33-1/4      $.20
    Third      41        32-7/8      $.20     40       36-5/8      $.20
    Fourth     39-1/2    30          $.20     40       38          $.20


The common stock of Vulcan International Corporation is listed on the American Stock Exchange. The high and low sale prices and the dividends paid for each quarterly period within the two most recent years were as shown.



                                  FORM 10-K

A copy of the 1998 Vulcan International Corporation 10-K report filed with the Securities and Exchange Commission will be furnished without charge upon request by a shareholder or beneficial owner as of the record date, March 24, 1999, of securities entitled to vote at the annual meeting of shareholders. Requests should be addressed to:

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

                      INDEPENDENT AUDITORS' REPORT


To the Board of Directors
Vulcan International Corporation
Wilmington, Delaware

We have audited the accompanying consolidated balance sheets of Vulcan International Corporation (a Delaware Corporation) and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Vulcan International Corporation and subsidiaries at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

As discussed in Note 8 to the consolidated financial statements, the Company has been advised that it is a potentially responsible party in certain environmental matters. The amount of liability cannot be predicted at this time.



                                          /s/ J.D. CLOUD & CO. L.L.P.
                                          Certified Public Accountants

Cincinnati, Ohio
February 22, 1999

              VULCAN INTERNATIONAL CORPORATION AND SUBSIDIARIES

                        CONSOLIDATED BALANCE SHEETS

                       At December 31, 1998 and 1997


     -ASSETS-                                         1998        1997
CURRENT ASSETS:
   Cash                                        $ 1,275,656    2,141,676
   Marketable securities                        50,347,778   34,328,808
   Accounts receivable (less-allowance
     for doubtful accounts-$256,211
     in 1998; $260,417 in 1997)                  1,234,135    1,718,037
   Inventories                                     512,220      611,959
   Prepaid expense                                  21,608       31,176
   Refundable federal income tax                   114,622       68,700
                                                ----------   ----------
     TOTAL CURRENT ASSETS                       53,506,019   38,900,356
                                                ----------   ----------

PROPERTY, PLANT AND EQUIPMENT:
   Land                                             88,581       88,581
   Timberlands and timber cutting rights           700,393      700,393
   Buildings and improvements                    3,968,866    3,870,675
   Machinery and equipment                       9,137,505    9,880,090
   Leasehold improvements                          282,654      282,654
   Construction-in-process                          62,508       51,520
                                                ----------   ----------
     Total                                      14,240,507   14,873,913
     Less-Accumulated depreciation
        and depletion                           11,441,682   12,375,142
                                                ----------   ----------
     PROPERTY, PLANT AND EQUIPMENT-NET           2,798,825    2,498,771
                                                ----------   ----------

MODELS AND PATTERNS-at nominal value                     1            1
                                                ----------   ----------
INVESTMENT IN JOINT VENTURE                         63,089      350,696
                                                ----------   ----------
DEFERRED CHARGES AND OTHER ASSETS:
   Marketable securities                        35,590,860   37,526,937
   Note receivable                                       -      613,419
   Other                                         3,052,944    2,525,413
                                                ----------   ----------
     TOTAL DEFERRED CHARGES AND
       OTHER ASSETS                             38,643,804   40,665,769
                                                ----------   ----------
          TOTAL ASSETS                         $95,011,738   82,415,593
                                                ==========   ==========







     -LIABILITIES AND SHAREHOLDERS' EQUITY-

CURRENT LIABILITIES:
   Notes payable - bank                        $ 1,170,000            -
   Accounts payable-
     Trade                                         213,189      277,845
     Other                                         227,906      252,394
   Accrued salaries, wages and commissions         192,598      169,337
   Accrued other expenses                          401,811      554,820
   Deferred income tax                          15,686,091   10,245,689
                                                ----------   ----------
     TOTAL CURRENT LIABILITIES                  17,891,595   11,500,085
                                                ----------   ----------
OTHER LIABILITIES:
   Deferred income tax                          11,789,266   12,358,733
   Other                                            24,179       24,359
                                                ----------   ----------
     TOTAL OTHER LIABILITIES                    11,813,445   12,383,092
                                                ----------   ----------

COMMITMENTS AND CONTINGENCIES (See Note 8)               -            -

MINORITY INTEREST IN PARTNERSHIP                    10,774       37,426
                                                ----------   ----------
SHAREHOLDERS' EQUITY:
   Common stock no-par value;
     Authorized 2,000,000 shares; issued
     1,999,512                                     249,939      249,939
   Additional paid-in capital                    5,626,843    5,619,993
   Retained earnings                            25,054,570   24,543,468
   Accumulated other comprehensive income       52,506,224   43,211,515
                                                ----------   ----------
                                                83,437,576   73,624,915
     Less-Common stock in treasury-at cost,
        863,177 shares in 1998 and
        782,168 shares in 1997                  18,141,652   15,129,925
                                                ----------   ----------
     TOTAL SHAREHOLDERS' EQUITY                 65,295,924   58,494,990
                                                ----------   ----------
          TOTAL LIABILITIES AND
             SHAREHOLDERS' EQUITY              $95,011,738   82,415,593
                                                ==========   ==========

The accompanying notes to consolidated financial statements are an integral part of these statements.

                 VULCAN INTERNATIONAL CORPORATION AND SUBSIDIARIES

                         CONSOLIDATED STATEMENTS OF INCOME

                        Three years ended December 31, 1998

                                            1998          1997          1996
REVENUES:
   Net sales                         $10,374,808    11,958,530    15,459,546
   Dividends and interest              1,828,520     1,794,152     1,627,923
                                      ----------    ----------    ----------
     TOTAL REVENUES                   12,203,328    13,752,682    17,087,469
                                      ----------    ----------    ----------
COST AND EXPENSES:
   Cost of sales                      10,319,930    11,336,967    14,136,851
   General and administrative          1,230,851     1,529,965     1,775,703
   Interest expense                       41,135        18,140       130,711
                                      ----------    ----------    ----------
     TOTAL COST AND EXPENSES          11,591,916    12,885,072    16,043,265
                                      ----------    ----------    ----------

EQUITY IN JOINT VENTURE INCOME           462,394       714,863       664,133

MINORITY INTEREST IN (INCOME)
   OF PARTNERSHIP                         (4,368)       (4,521)       (4,711)
                                      ----------    ----------    ----------
     INCOME BEFORE GAIN ON
       DISPOSAL OF ASSETS              1,069,438     1,577,952     1,703,626

NET GAIN ON DISPOSAL OF PROPERTY
   AND EQUIPMENT                         682,024       602,662       793,855
                                      ----------    ----------    ----------

     INCOME BEFORE INCOME TAXES        1,751,462     2,180,614     2,497,481

INCOME TAX PROVISION                     296,946       394,809       539,129
                                      ----------    ----------    ----------
          NET INCOME                 $ 1,454,516     1,785,805     1,958,352
                                      ==========    ==========    ==========
Net Income Per Common Share
   Outstanding                       $      1.23          1.44          1.63
                                      ==========    ==========    ==========

The accompanying notes to consolidated financial statements are an integral part of these statements.

                 VULCAN INTERNATIONAL CORPORATION AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                        Three years ended December 31, 1998
                                     $3.00 Prior    $4.50 Cumulative
                                  Preferred Shares  Preferred Shares   Common
                                    Outstanding       Outstanding      Stock
                                  ---------------   ---------------   -------
                                  Shares   Amount   Shares   Amount

Balance at January 1, 1996         280    $28,000    692     38,060    249,939

Add-Net income for the year
    Net unrealized gain on
     available-for-sale
     securities (net of taxes
     of $4,745,601)
    Sale of treasury shares

Deduct-Dividends declared:
       Preferred shares
       $ .80 per share-common
       Purchase of treasury
        shares
                                   ---     ------    ---     ------   -------
Balance at December 31, 1996       280     28,000    692     38,060   249,939

Add-Net income for the year
    Net unrealized gain on
     available-for-sale
     securities (net of taxes
     of $7,844,633)

Deduct-Dividends declared:
       Preferred shares
       $ .80 per share-common
       Redemption of preferred
        shares                     280     28,000    692     38,060
       Purchase of treasury shares
                                   ---     ------    ---     ------   -------
Balance at December 31, 1997         -          -      -          -   249,939

Add-Net income for the year
    Net unrealized gain on
     available-for-sale
     securities (net of taxes
     of $4,788,183)
    Sale of treasury shares

Deduct-Dividends declared:
       $ .80 per share-common
       Purchase of treasury
        shares
                                   ---     ------    ---     ------   -------
Balance at December 31, 1998         -    $     -      -          -   249,939
                                   ===     ======    ===     ======   =======
                                   -22-


                                                                Accumulated
                                     Additional                    Other
                                      Paid-In     Retained     Comprehensive
                                      Capital     Earnings         Income
                                     ----------   --------    ---------------

Balance at January 1, 1996            4,283,961  22,796,484     21,977,823

Add-Net income for the year                       1,958,352
    Net unrealized gain on
     available-for-sale
     securities (net of taxes
     of $4,745,601)                                              6,006,003
    Sale of treasury shares           1,336,032

Deduct-Dividends declared:
       Preferred shares                               3,954
       $ .80 per share-common                       968,226
       Purchase of treasury
        shares
                                      ---------  ----------     ----------
Balance at December 31, 1996          5,619,993  23,782,656     27,983,826

Add-Net income for the year                       1,785,805
    Net unrealized gain on
     available-for-sale
     securities (net of taxes
     of $7,844,633)                                             15,227,689

Deduct-Dividends declared:
       Preferred shares                               1,977
       $ .80 per share-common                       991,876
       Redemption of preferred
        shares                                       31,140
       Purchase of treasury shares
                                      ---------  ----------     ----------
Balance at December 31, 1997          5,619,993  24,543,468     43,211,515

Add-Net income for the year                       1,454,516
    Net unrealized gain on
     available-for-sale
     securities (net of taxes
     of $4,788,183)                                              9,294,709
    Sale of treasury shares               6,850

Deduct-Dividends declared:
       $ .80 per share-common                      943,414
       Purchase of treasury
        shares
                                      ---------  ----------     ----------
Balance at December 31, 1998          5,626,843  25,054,570     52,506,224
                                      =========  ==========     ==========




                                                                     Total
                             Comprehensive      Common           Shareholders'
                                 Income      Treasury Shares        Equity
                            -------------- --------------------   ------------
                                             Shares     Amount

Balance at January 1, 1996                  784,640   13,268,779   36,105,488

Add-Net income for the year    1,958,352                            1,958,352
    Net unrealized gain on
     available-for-sale
     securities (net of taxes
     of $4,745,601)            6,006,003                            6,006,003
    Sale of treasury shares                 (75,000)    (325,092)   1,661,124

Deduct-Dividends declared:
       Preferred shares                                                 3,954
       $ .80 per share-common                                         968,226
       Purchase of treasury
        shares                               35,528      810,028      810,028
                              ----------    -------   ----------   ----------
Balance at December 31, 1996   7,964,355    745,168   13,753,715   43,948,759
                              ==========
Add-Net income for the year    1,785,805                            1,785,805
    Net unrealized gain on
     available-for-sale
     securities (net of taxes
     of $7,844,633)           15,227,689                           15,227,689

Deduct-Dividends declared:
       Preferred shares                                                 1,977
       $ .80 per share-common                                         991,876
       Redemption of preferred
        shares                                                         97,200
       Purchase of treasury shares           37,000    1,376,210    1,376,210
                              ----------    -------   ----------   ----------
Balance at December 31, 1997  17,013,494    782,168   15,129,925   58,494,990
                              ==========

Add-Net income for the year    1,454,516                            1,454,516
    Net unrealized gain on
     available-for-sale
     securities (net of taxes
     of $4,788,183)            9,294,709                            9,294,709
    Sale of treasury shares                    (200)        (975)       7,825

Deduct-Dividends declared:
       $ .80 per share-common                                         943,414
       Purchase of treasury
        shares                               81,209    3,012,702    3,012,702
                              ----------    -------   ----------   ----------
Balance at December 31, 1998  10,749,225    863,177   18,141,652   65,295,924
                              ==========    =======   ==========   ==========

The accompanying notes to consolidated financial statements are an integral part of these statements.

                                    -24-

                 VULCAN INTERNATIONAL CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                       Three years ended December 31, 1998

                                           1998         1997         1996
CASH FLOWS FROM OPERATING ACTIVITIES:
 Cash received from customers          $ 10,769,076   12,677,354   15,652,624
 Cash paid to suppliers and employees   (11,657,332) (12,378,416) (15,095,554)
 Dividends and interest received          1,831,036    1,794,733    1,628,811
 Interest paid                              (35,019)     (20,439)    (142,349)
 Income tax refunds                               -            -      194,199
 Income taxes paid                         (271,870)    (303,736)    (330,014)
                                         ----------   ----------   ----------
      NET CASH FLOWS FROM
       OPERATING ACTIVITIES                 635,891    1,769,496    1,907,717
                                         ----------   ----------   ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Proceeds from sale of property and
  equipment                                 675,984      677,552      992,533
 Purchase of marketable securities                -       (3,839)           -
 Purchase of property, plant and
  equipment                                (807,121)    (212,366)    (981,721)
 Cash distribution from joint venture       750,000    1,050,000      650,000
 Collection on notes receivable             657,517       73,958       72,014
                                         ----------   ----------   ----------
      NET CASH FLOWS FROM
       INVESTING ACTIVITIES               1,276,380    1,585,305      732,826
                                        -----------   ----------   ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Borrowings under credit agreements       1,770,000      700,000    1,195,000
 Principal payments under credit
  agreements                               (600,000)    (700,000)  (3,370,000)
 Proceeds from sale of treasury shares        7,825            -    1,434,250
 Purchase of common and preferred shares (3,012,702)  (1,473,410)    (810,028)
 Cash dividends paid                       (943,414)    (993,853)    (972,180)
                                         ----------   ----------   ----------
      NET CASH FLOWS FROM
       FINANCING ACTIVITIES              (2,778,291)  (2,467,263)  (2,522,958)
                                         ----------   ----------   ----------
      NET CHANGE IN CASH AND
       CASH EQUIVALENTS                    (866,020)     887,538      117,585

CASH AND CASH EQUIVALENTS AT
 BEGINNING OF YEAR                        2,141,676    1,254,138    1,136,553
                                         ----------   ----------   ----------
CASH AND CASH EQUIVALENTS AT
 END OF YEAR                            $ 1,275,656    2,141,676    1,254,138
                                         ==========   ==========   ==========





RECONCILIATION OF NET INCOME TO NET
 CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                             $  1,454,516   1,785,805   1,958,352
  Adjustments:
    Depreciation and amortization             523,796     607,914     677,621
    Deferred income tax                        82,751      50,485     324,697
    Equity in joint venture income and
     minority interest                       (458,026)   (710,342)   (661,917)
    Gain on sale of property and equipment   (682,024)   (602,662)   (793,855)
    Stock compensation programs                     -           -     226,875
    Decrease in accounts receivable           408,784     768,905     283,966
    Decrease in inventories                    99,739      22,036     437,957
    Decrease) in accounts payable,
     accrued expenses and other              (793,645)   (152,645)   (545,979)
                                           ----------  ----------- ----------
      NET CASH FLOWS FROM
       OPERATING ACTIVITIES              $    635,891   1,769,496    1,907,717
                                           ==========  ==========   ==========

The accompanying notes to consolidated financial statements are an integral part of these statements.

                 VULCAN INTERNATIONAL CORPORATION AND SUBSIDIARIES

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       Three years ended December 31, 1998


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

INVESTMENT IN JOINT VENTURE-
In June 1990, the Company formed a Joint Venture (the Vulcan Brunswick Bowling Pin Company) with Brunswick Bowling and Billiards Corporation to manufacture bowling pins. The Company, through a wholly-owned subsidiary, has an undivided 50% interest in the Joint Venture which is accounted for under the equity method of accounting. Under this method, the Company records the investment at its original cost adjusted for 50% of the Joint Venture's income or loss since formation less any distributions received from the Joint Venture.

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

                 VULCAN INTERNATIONAL CORPORATION AND SUBSIDIARIES

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       Three years ended December 31, 1998
                                  (Continued)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (Continued)

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

COMPREHENSIVE INCOME-
Effective January 1, 1998 the Company adopted Statement of Financial Accounting Standards No. 130, 'Reporting Comprehensive Income' (SFAS 130), which establishes new rules for the reporting and display of comprehensive income and its components. The adoption of SFAS 130 had no effect on the Company's net income or shareholder's equity. SFAS 130 requires unrealized gains, or losses, on the Company's available for sale securities to be included in comprehensive income. Prior year financial statements have been reclassified to conform to the requirements of SFAS 130.

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

VULCAN INTERNATIONAL CORPORATION AND SUBSIDIARIES

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                       Three years ended December 31, 1998
                                  (Continued)


NOTE  1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (Continued)

ADVERTISING COSTS-
Advertising costs are generally expensed as incurred.

CASH EQUIVALENTS-
For purposes of the statement of cash flows, the Company considers all time deposits, certificates of deposit and other highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

NET INCOME PER SHARE-
Net income per share of common stock outstanding is computed on the basis of the weighted average number of common shares outstanding during each year after giving effect to dividends on preferred shares.


NOTE  2 - MARKETABLE SECURITIES

The Company's investments in marketable securities have been classified as available-for-sale securities and reported at their fair value as determined by quoted market prices as follows:
                                               Unrealized          Fair
                                 Cost             Gains            Value
          1998
          Current          $ 3,760,470         46,587,308       50,347,778
          Long-term          2,623,283         32,967,577       35,590,860
                             ---------         ----------       ----------
               Total       $ 6,383,753         79,554,885       85,938,638
                             =========         ==========       ==========
          1997
          Current          $ 3,760,470         30,568,338       34,328,808
          Long-term          2,623,283         34,903,654       37,526,937
                             ---------         ----------       ----------
               Total       $ 6,383,753         65,471,992       71,855,745
                             =========         ==========       ==========

The unrealized holding gains are included, net of deferred income tax of $26,328,000 and $22,260,000 at December 31, 1998 and 1997, respectively, as a component of shareholders' equity.

As of February 12, 1999, the fair value of marketable securities was approximately $83,423,000 and the net unrealized holding gain was approximately $50,846,000 net of deferred taxes of approximately $26,193,000.

                 VULCAN INTERNATIONAL CORPORATION AND SUBSIDIARIES

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       Three years ended December 31, 1998
                                  (Continued)


NOTE 3 - INVENTORIES

Inventories at December 31, 1998 and 1997, were classified as follows:
                                         1998          1997
                                       ------------------------

          Finished goods               $206,445        220,117
          Work in process                91,048        119,116
          Raw materials                 214,727        272,726
                                        -------        -------
             Total                     $512,220        611,959
                                        =======        =======

As indicated in Note 1, substantially all inventories are stated at cost determined under the last-in, first-out (LIFO) method. If valued at current replacement cost, inventories would have been approximately $1,187,000 and $1,240,000 greater than reported at December 31, 1998 and 1997, respectively.

In each of the years ended December 31, 1998, 1997 and 1996, inventory quantities were reduced. These reductions resulted in liquidations of LIFO inventory quantities carried at lower costs prevailing in prior years as compared with the cost of current purchases. The inventory reductions increased 1998, 1997 and 1996 net income by approximately $41,000, $45,000 and $431,000, respectively, or $.03, $.04 and $.36 per weighted average common share outstanding, respectively.


NOTE 4 - JOINT VENTURE

The Company, through a wholly-owned subsidiary, has a 50% interest in a Joint Venture, Vulcan Brunswick Bowling Pin Company (VBBPC) which manufactures bowling pins in Antigo, Wisconsin, for Brunswick and the Company.

                 VULCAN INTERNATIONAL CORPORATION AND SUBSIDIARIES

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       Three years ended December 31, 1998
                                  (Continued)


NOTE 4 - JOINT VENTURE  (Continued)

Summarized financial information for VBBPC consists of the following:
                                                        1998        1997
                                                     ----------------------
          Assets:
            Current assets                           $1,674,735   2,039,068
            Property, plant and equipment             3,572,141   3,867,079
            Other                                     3,127,658   3,216,398
                                                      ---------   ---------
               Total                                 $8,374,534   9,122,545
                                                      =========   =========
          Liabilities and Partners' Capital:
            Current liabilities                      $  235,577     381,647
            Partners' capital                         8,138,957   8,740,898
                                                      ---------  ----------
               Total                                 $8,374,534   9,122,545
                                                      =========   =========

                                            1998         1997         1996
        Statements of Operations:
          Net sales                     $10,975,183   13,687,323   13,373,665
          Costs and expenses             10,111,724   12,429,347   12,162,770
          Other income (net)                 34,600       72,364       13,475
                                         ----------   ----------   ----------
          Net income                    $   898,059    1,330,340    1,224,370
                                         ==========   ==========   ==========
          Company's equity in net
           income of VBBPC              $   449,029      665,170      612,185
          Adjustments                        13,365       49,694       51,948
                                         ----------   ----------   ----------
          Company's equity in net
           income                       $   462,394      714,864      664,133
                                         ==========   ==========   ==========

                 VULCAN INTERNATIONAL CORPORATION AND SUBSIDIARIES

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       Three years ended December 31, 1998
                                  (Continued)


NOTE 4 - JOINT VENTURE  (Continued)

The Company's investment in the Joint Venture at December 31, 1998, including accumulated income, less distributions, since acquisition is $63,089. The Company's 50% interest in the net assets of VBBPC amounted to $4,187,267 at December 31, 1998. There were no undistributed earnings from the Joint Venture included in the Company's retained earnings at December 31, 1998.
The Company is also jointly and severally liable under VBBPC's revolving loan agreement. There were no borrowings under the loan agreement at December 31, 1998 or 1997. The Company adjusts its investment in VBBPC through its equity in VBBPC's net income which is further adjusted to reflect inventories on the last-in, first-out method of accounting.

Transactions between VBBPC and the Company consist of the following at
December 31:
                                            1998        1997         1996
          Sales to VBBPC               $   250,000     298,000      315,000
          Purchases from VBBPC           2,005,000   2,147,000    2,851,000
          Administrative fees received
            from VBBPC                      30,000      30,000       30,000
          Net amount due from (to)
           VBBPC                           (82,000)   (148,000)    (197,000)
          Cash distributions from VBBPC    750,000   1,050,000      650,000


NOTE 5 - NOTES PAYABLE

The Company maintains a revolving credit agreement with its bank that provides for borrowings of up to $4,500,000 through July 31, 1999. Interest is payable monthly at the federal funds rate plus 1.75% (5.82% at December 31, 1998). Borrowings under the agreement were $1,170,000 at December 31, 1998 and none at December 31, 1997 and are secured by certain marketable equity securities.

The weighted average interest rate was 6.90% and 7.24% for the respective years ended December 31, 1998 and 1997. Marketable securities pledged as collateral under the agreement had a market value of approximately $7,168,000 at December 31, 1998.

The Company also maintains a revolving credit agreement with its bank that provides for additional short-term borrowings of up to $5,000,000 at the prime rate secured by certain real and personal property of the Company.

                 VULCAN INTERNATIONAL CORPORATION AND SUBSIDIARIES

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       Three years ended December 31, 1998
                                  (Continued)


NOTE 6 - LEASES

The Company leases office space to various tenants under operating leases expiring from 1998 to 2004.  The company's basis in the property held for lease at December 31, 1998 and 1997 is as follows:
                                                 1998          1997
          Land                                $ 37,803        37,803
          Building and improvements            540,727       487,228
                                               -------       -------
                                               578,530       525,031
            Less accumulated depreciation      167,053       121,558
                                               -------       -------
                                              $411,477       403,473
                                               =======       =======

Minimum future rental income under noncancelable leases as of December 31, 1998, are as follows:

          Year ending December 31,

                   1999                        $375,000
                   2000                         322,000
                   2001                         136,000
                   2002                         139,000
                   2003                         140,000
                   2004                           7,000

The Company incurred rental expense under operating leases of approximately $12,000 for each of the three years ended December 31, 1998.

                 VULCAN INTERNATIONAL CORPORATION AND SUBSIDIARIES

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       Three years ended December 31, 1998
                                  (Continued)


NOTE 7 - EMPLOYEE BENEFIT PLANS

The Company maintains a noncontributory defined benefit pension plan for certain eligible salaried and hourly employees.  The funded status and net pension credit recognized in the accompanying consolidated financial statements consisted of:
                                                     1998          1997
   Change in benefit obligations:
    Benefit obligations - January 1,             $ 8,217,896     8,163,114
    Service cost                                      56,329        59,362
    Interest cost                                    527,039       513,756
    Actuarial gain                                   200,454             -
    Benefits paid                                   (623,050)     (518,336)
                                                  ----------    ----------
       Benefit obligation - December 31,           8,378,668     8,217,896
                                                  ----------    ----------

   Change in plan assets:
    Fair market value of plan
     assets - January 1,                          13,002,697    11,247,429
    Actual return on plan assets                   2,433,671     2,273,604
    Benefits paid                                   (623,050)     (518,336)
                                                  ----------    ----------
       Fair value of plan assets -
        December 31,                              14,813,318    13,002,697
                                                  ----------    ----------
        Funded status                              6,434,650     4,784,801

    Unrecognized prior service cost                  300,693       391,410
    Unrecognized net gain from actual
     experience different from that assumed       (3,331,312)   (2,179,397)
    Unrecognized net transition asset               (393,000)     (524,001)
                                                  ----------    ----------

        Prepaid pension expense - December 31,   $ 3,011,031     2,472,813
                                                  ==========    ==========

                 VULCAN INTERNATIONAL CORPORATION AND SUBSIDIARIES

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       Three years ended December 31, 1998
                                  (Continued)


NOTE 7 - EMPLOYEE BENEFIT PLANS (Continued)

                                           1998          1997          1996
   Components of net periodic
     benefit costs:
    Service cost                      $   56,329        59,362        57,536
    Interest cost                        527,039       513,756       487,918
    Return on plan assets:
     Actual                           (2,433,671)   (2,273,604)   (1,241,275)
     Deferred                          1,352,369     1,394,543       424,972
    Amortization of prior
     service cost                         90,717        90,715        90,715
    Amortization of net
     transition asset                   (131,001)     (131,001)     (131,001)
                                       ---------     ---------     ---------
        Net pension credit            $ (538,218)     (346,229)     (311,135)
                                       =========     =========     =========


Significant actuarial assumptions used in the above computations include the following:
                                                        1998          1997
   Assumed discount rate                                 6.5%          6.5%
   Expected long-term rate of return on
     plan assets                                         8.0%          8.0%
   Rate of increase in future compensation levels        5.0%          4.5%
   Average remaining service period                    15 years      15 years


Pension plan assets are invested primarily in U.S. Government guaranteed debt securities and publicly-traded stocks and bonds. The vested actuarial present value of benefit obligations is based upon the participant's expected date of separation or retirement.

Company contributions to union sponsored multi-employer pension plans amounted to $7,700 in 1998, $11,000 in 1997 and $12,000 in 1996. The Company's
relative position and undertaking in regard to these plans is not readily determinable. Company contributions to its defined contribution plan were $16,000 in 1998 $16,000 in 1997 and $24,000 in 1996.

                 VULCAN INTERNATIONAL CORPORATION AND SUBSIDIARIES

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       Three years ended December 31, 1998
                                  (Continued)


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

In 1993, the Company's Stock Option Committee granted options, under the plan, to purchase not more than 50,000 shares of treasury stock at $19.75 per share. There were 46,000 options outstanding which were exercised in 1996. In 1995, the Company's Stock Option Committee granted options, under the plan, to purchase not more than 25,000 shares of treasury stock at $20 per share. During 1996, all 71,000 outstanding stock options were exercised. The Company recognized approximately $162,000 additional compensation expense related to the exercise of the options. There were no options outstanding, exercised or granted during 1998.

Additionally, in 1995, the Company's Board of Directors adopted a resolution making treasury shares available for purchase by the directors at the closing market price on the date of exercise up to a maximum of 25,000 shares per year. Shares purchased under this policy may not be transferred for a period of six months to anyone other than the Company, another director, or in the event of the death of the director, to the director's estate. The resolution provided for said policy to continue until rescinded by the Board of Directors. A director purchased 200 shares during the year under this resolution.


NOTE 8 - CONTINGENCIES

The Company has been advised that it is a potentially responsible party, together with eighteen other parties, with regard to the Resolve, Inc. Superfund Site, located in North Dartmouth, Massachusetts with potential joint and several liability of $5.7 million. The Company is contesting any liability for this site. The Company has not received notice of a claim or assessment and its liability cannot be estimated at this time. There may be other potential clean-up liability at other sites of which the Company has no specific knowledge.

The Company is involved in litigation matters and other claims which are normal in the course of operations. Management believes that the resolution of these matters will not have a material effect on the Company's business or financial condition.

At December 31, 1998 approximately 36% of the Company's labor force was subject to collective bargaining agreements which expire in October, 2002.

                 VULCAN INTERNATIONAL CORPORATION AND SUBSIDIARIES

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       Three years ended December 31, 1998
                                  (Continued)


NOTE 9 - REDEEMABLE PREFERRED STOCK

In 1997, the Company, at it's option, redeemed all of the outstanding shares of the $4.50 Cumulative Preferred stock and $3.00 Prior Preferred stock for $100.00 per share. A preference of $31,000 in excess of the stated value was paid.


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

Significant components of the Company's deferred tax liabilities and assets as of December 31 are as follows:
                                                          1998         1997
    Deferred tax liabilities:
      Tax over book depreciation                     $    81,198      123,475
      Prepaid pension expense                          1,052,881      869,012
      Undistributed earnings of
       domestic subsidiary                               167,332      157,614
      Unrealized holding gains                        27,048,661   22,260,477
                                                      ----------   ----------
              Total deferred tax liabilities          28,350,072   23,410,578
                                                      ----------   ----------
    Deferred tax assets:
      Vacation accruals                                   50,027       54,244
      Allowance for doubtful accounts                     87,111       80,332
      Accrued other expenses                              16,456       12,970
      Alternative minimum tax credit
       and general business credit
       carryforward                                      721,121      658,610
                                                      ----------   ----------
              Total deferred tax assets                  874,715      806,156
                                                      ----------   ----------
                  Net deferred tax liabilities       $27,475,357   22,604,422
                                                      ==========   ==========

                 VULCAN INTERNATIONAL CORPORATION AND SUBSIDIARIES

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       Three years ended December 31, 1998
                                  (Continued)


NOTE 10 - INCOME TAXES (Continued)

Significant components of the income tax provision are as follows:
                                           1998          1997          1996
          Current                       $214,195       344,324       214,432

          Deferred                        82,751        50,485       324,697
                                         -------      --------       -------
                                        $296,946       394,809       539,129
                                         =======      ========       =======


A reconciliation of income tax at the federal statutory rate of 34% to the income tax provision follows:
                                              1998      1997       1996
  Income taxes at federal
   statutory rate                         $ 595,497   741,409    849,143
  Increase (reduction) in taxes
   resulting from:
    Domestic corporation
     dividend received deduction           (320,641) (386,211)  (362,893)
    Amortization                             16,386    16,386     16,386
    Other-net                                 5,704    23,225     36,493
                                            -------   -------    -------
        Income tax provision              $ 296,946   394,809    539,129
                                            =======   =======    =======

NOTE 11 - FINANCIAL INSTRUMENTS

The carrying amounts of cash, accounts receivable, and current liabilities approximate fair value. The fair value of marketable securities was determined based on quoted market prices.

Financial instruments which potentially subject the Company to concentrations of credit risk are cash investments which may, at times, exceed federally insured limits. The Company places its cash investments with high-credit-quality financial institutions. The Company does not believe significant concentration of credit risk exists with respect to these financial instruments.

                 VULCAN INTERNATIONAL CORPORATION AND SUBSIDIARIES

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       Three years ended December 31, 1998
                                  (Continued)


NOTE 12 - BUSINESS SEGMENTS

The Company's reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different technology and marketing strategies. The Company has three reportable segments: rubber and plastics, bowling pins and real estate operations. The rubber and plastics segment produces foam products and uncured rubber as well as rubber products and shoe lasts for the shoe industry. Operations in the bowling pin segment involve the sale of bowling pins and production of bowling pins through its 50% owned joint venture.
The real estate operations segment consists of rental real estate and undeveloped real estate from which income is currently derived from the sale of timber. The total revenue by segment includes both sales to unaffiliated customers, as reported in the Company's consolidated income statement, and intersegment sales which are accounted for generally at current market prices.

The company sells its products principally within the United States. Sales in various foreign countries totaled $537,000 in 1998, $983,000 in 1997 and $1,899,000 in 1996. The Company does not have assets located outside the United States.

Operating profit is total revenue less operating expenses. In computing operating profit, the following items have not been added or deducted: general corporate expenses, interest expense, federal and state income taxes, dividend and interest income, nonrecurring gains or losses realized on the disposal of property and equipment and the sale of marketable securities. Revenue from timber sales is reported in the consolidated statement of income under gains on disposal of property and equipment.

Identifiable assets are reported for the Company's operations in each segment. Corporate assets consist principally of cash, marketable securities, notes receivable and prepaid pension expense. To reconcile industry information with consolidated amounts, intersegment sales of $534,937 in 1998, $968,217 in 1997 and $1,804,893 in 1996 have been eliminated.

More than ten percent of aggregate revenues of the segments were derived from certain customers. The rubber segment had sales to a single customer amounting to $2,483,000 in 1997 and $3,492,000 in 1996.

                 VULCAN INTERNATIONAL CORPORATION AND SUBSIDIARIES

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       Three years ended December 31, 1998
                                  (Continued)

NOTE 12 - BUSINESS SEGMENTS  (Continued)

Information relative to the major segments of the Company's operations follows:
                                               1998        1997        1996
SALES TO UNAFFILIATED CUSTOMERS:
 Rubber and Plastics                      $ 7,734,998   9,332,565  12,104,816
 Bowling Pins                               2,221,122   2,199,621   2,954,726
 Real Estate Operations                       691,846     912,384     889,653
                                           ----------  ----------  ----------
                                          $10,647,966  12,444,570  15,949,195
                                           ==========  ==========  ==========
INTERSEGMENT SALES:
 Rubber and Plastics                      $   104,019      92,211     136,149
 Bowling Pins                                 430,918     876,006   1,668,744
                                           ==========  ==========  ==========

INTEREST INCOME:
 Bowling Pins                             $    31,920      27,252      16,298
 Bowling Pins - Intercompany                    4,881       7,353       8,238
 Real Estate Operations                        50,571      82,616      85,786
 Corporate                                     25,660      61,549       1,077
                                           ----------  ----------  ----------
                                          $   113,032     178,770     111,399
                                           ==========  ==========  ==========

OPERATING PROFIT (LOSS):
 Rubber and Plastics                      $  (873,525)   (322,956)   (203,622)
 Bowling Pins                                 215,079     512,975     799,688
 Real Estate Operations                       403,522     618,238     623,165
                                           ----------  ----------  ----------
     SUBTOTAL                                (254,924)    808,257   1,219,231

GENERAL CORPORATE INCOME                    2,052,402   1,397,850   1,417,199

INTEREST EXPENSE - INTERCOMPANY                (4,881)     (7,353)     (8,238)
INTEREST EXPENSE - OTHER                      (41,135)    (18,140)   (130,711)
                                           ----------  ----------  ----------
    INCOME BEFORE INCOME TAXES              1,751,462   2,180,614   2,497,481

INCOME TAX PROVISION                          296,946     394,809     539,129
                                           ----------  ----------  ----------
    NET INCOME                            $ 1,454,516   1,785,805   1,958,352
                                           ==========  ==========  ==========






                 VULCAN INTERNATIONAL CORPORATION AND SUBSIDIARIES

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       Three years ended December 31, 1998
                                  (Continued)

NOTE 12 - BUSINESS SEGMENTS  (Continued)
                                               1998        1997        1996
DEPRECIATION AND AMORTIZATION:
 Rubber and Plastics                      $   465,269     535,692     612,928
 Bowling Pins                                     490           -       2,600
 Real Estate Operations                        53,715      57,335      47,475
 Corporate and Other                            4,322      14,887      14,618
                                           ----------  ----------  ----------
                                          $   523,796     607,914     677,621
                                           ==========  ==========  ==========
IDENTIFIABLE ASSETS:
 Rubber and Plastics                      $ 3,191,165   3,175,636   4,113,519
 Bowling Pins                               1,558,381   2,035,604   2,708,549
 Real Estate Operations                       823,484   1,945,314   1,974,100
 Corporate and Other                       89,438,698  75,259,039  51,052,455
                                           ----------  ----------  ----------
    TOTAL ASSETS                          $95,011,728  82,415,593  59,848,623
                                           ==========  ==========  ==========

CAPITAL EXPENDITURES:
 Rubber and Plastics                          599,504     179,690     811,215
 Bowling Pins                                   3,396           -           -
 Real Estate Operations                   $    54,503       3,456      98,930
                                           ==========  ==========  ==========

EQUITY IN JOINT VENTURE INCOME
 INCLUDED IN SEGMENT OPERATING
 INCOME:
 Bowling Pins                             $   462,394     714,863     664,133
                                           ==========  ==========  ==========

INVESTMENT IN JOINT VENTURE
 INCLUDED IN SEGMENT ASSETS:
 Bowling Pins                             $    63,089     350,696     685,832
                                           ==========  ==========  ==========

REVENUES:
 Total revenues for reportable
  segments                                $10,647,966  12,444,570  15,949,195
 Timber sales included in gain
  on disposal of assets                      (273,158)   (486,040)   (489,649)
                                           ----------  ----------  ----------

    TOTAL CONSOLIDATED REVENUES           $10,374,808  11,958,530  15,459,546
                                           ==========  ==========  ==========


                 VULCAN INTERNATIONAL CORPORATION AND SUBSIDIARIES

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       Three years ended December 31, 1998
                                  (Continued)



NOTE 13 - COMPUTATION OF NET INCOME AND CASH DIVIDENDS PER
           COMMON SHARE OUTSTANDING:
                                             1998        1997        1996
  a) Net income (loss)                   $1,454,516   1,785,805   1,958,352

  b) Dividends on preferred shares                -       1,977       3,954
                                          ---------   ---------   ---------
  c) Net income attributable to
      common shares                      $1,454,516   1,783,828   1,954,398
                                          =========   =========   =========

  d) Dividends on common shares          $  943,414     991,876     968,226
                                          =========   =========   =========
  Weighted average shares:

  e) Common shares issued                 1,999,512   1,999,512   1,999,512

  f) Common treasury shares                 815,780     757,499     799,642
                                          ---------   ---------   ---------
  g) Common shares outstanding            1,183,732   1,242,013   1,199,870
                                          =========   =========   =========
  h) Income per common share
      outstanding c/g                    $     1.23        1.44        1.63
                                          =========   =========   =========
  i) Dividends paid per common share     $      .80         .80         .80
                                          =========   =========   =========

                        VULCAN INTERNATIONAL CORPORATION
                               Five-Year Record
                            Selected Financial Data
                     1998        1997        1996        1995         1994
Net revenue      $12,203,328  13,752,682   17,087,469   18,112,150  18,131,212
Income (loss)
 before taxes      1,751,462   2,180,614    2,497,481     (574,769)  1,101,818
Income taxes
 (benefit)           296,946     394,809     539,129      (486,746)    122,581
Net income (loss)  1,454,516   1,785,805   1,958,352       (88,023)    979,237
Income (loss) per
 common share           1.23        1.44        1.63          (.07)        .76
Dividends per
 common share            .80         .80         .80           .80         .80
Property, plant and
 equipment (net)   2,798,825   2,498,771   2,955,657     2,851,181   3,201,587
Depreciation         513,045     594,138     662,687       677,631     788,168
Current assets    53,506,019  38,900,356  28,500,783    23,624,962  17,660,662
Ratio current assets
 to current
 liabilities       2.99 to 1   3.38 to 1   3.62 to 1     2.80 to 1   3.48 to 1
Total assets      95,011,738  82,415,593  59,848,623    51,076,828  38,892,364
Long-term debt             -           -           -           -             -
Redeemable preferred
 stock (solely at the
 option of the issuer)     -           -      66,060        66,060      66,060
Accumulated other
 comprehensive
 income           52,506,224  43,211,515  27,983,826    21,977,823  12,765,774
Total shareholders'
 equity           62,295,924  58,494,990  43,948,759    36,105,488  29,338,281
Book value per
 common share          57.46       48.05       35.04         29.72       22.84


                         VULCAN INTERNATIONAL CORPORATION


                      Selected Quarterly Financial Data
                                                               Net Income
                                                               Per Common
                     Total        Gross            Net           Share
                   Revenues     Profit(Loss)      Income       Outstanding
                   --------     ------------    ------------   -----------

1998
----
First Quarter    $ 3,305,395      137,047         716,095         .59
Second Quarter     2,833,745      (55,798)        119,652         .10
Third Quarter      2,944,065       54,359          70,706         .06
Fourth Quarter     3,120,123      (80,730)        548,063         .48
                  ----------     --------       ---------        ----
                 $12,203,328       54,878       1,454,516        1.23
                  ==========     ========       =========        ====


1997
----
First Quarter    $ 3,249,414      198,432         599,421         .48
Second Quarter     3,401,564      379,436         459,250         .36
Third Quarter      3,297,939      209,996         353,216         .29
Fourth Quarter     3,803,765     (166,301)        373,918         .31
                  ----------     --------       ---------        ----
                 $13,752,682      621,563       1,785,805        1.44
                  ==========     ========       =========        ====


                                    Exhibit 20

                                  PROXY STATEMENT

                          VULCAN INTERNATIONAL CORPORATION
                                300 Delaware Avenue
                            Wilmington, Delaware  19801

                      Notice of Annual Meeting of Shareholders
                              To Be Held May 6, 1999


The Annual Meeting of Shareholders of Vulcan International Corporation will be held at the PNC Bank Building, Executive Board Room, 18th Floor, 222 Delaware Ave., Wilmington, Delaware on Thursday, May 6, 1999 at 11:30 a.m. for the following purposes:

1.  To elect Directors.

2. To transact such other business as may properly come before the meeting or any adjournment thereof.

The Board of Directors has established the close of business on March 24, 1999 as the record date for determining those shareholders who will be entitled to vote at the meeting.

Wilmington, Delaware                       BY ORDER OF THE BOARD OF DIRECTORS

April 5, 1999                                   VERNON E. BACHMAN, SECRETARY



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

The Board of Directors has established as the record date for determining shareholders entitled to notice and to vote at the meeting, the close of business March 24, 1999.


                VOTING SECURITIES AND PRINCIPAL HOLDERS THEREOF

The Company, as of February 1, 1999 had outstanding 1,134,835 shares of common capital stock, each of which is entitled to one vote. There are no other voting or equity securities outstanding. There is set forth below information with respect to the stock ownership of any person who is known to be the beneficial owner of more than 5% of the Company's common stock and the stock ownership of management as of February 1, 1999.


                           HOLDERS OF 5% OR MORE

  Name and Address              Amount and Nature             Percent of Class
  of Beneficial Owner        of Beneficial Ownership
------------------------------------------------------------------------------

    Dimensional Fund
     Advisors, Inc.                Directly Owned:    62,799
    1299 Ocean Avenue            Indirectly Owned:         -
    Santa Monica, CA 90401            Total Owned:    62,799         5.5%

(1)  Deliaan A. Gettler             Directly Owned:     3,100
    9200 Old Indian Hill Rd.     Indirectly Owned    234,664
    Cincinnati, OH  45243             Total Owned    237,764        21.0%

(2) Benjamin Gettler               Directly Owned:   101,915
    9200 Old Indian Hill Rd.     Indirectly Owned:     2,685
    Cincinnati, OH  45243             Total Owned:   104,600         9.2%

    Lloyd I. Miller III            Directly Owned     61,315
    4550 Gordon Drive            Indirectly Owned      3,600
    Naples, FL  33940                 Total Owned     64,915         5.7%

[FN]
(1) Deliaan A. Gettler is the wife of Benjamin Gettler. She is trustee of the Gettler Family Special 1997 Trust which owns 230,000 shares and holds 4,664 shares as custodian for Benjamin R. Gettler, son of Mr.
    and Mrs. Gettler.
(2) The total owned does not include any shares directly or indirectly owned by Deliaan A. Gettler. The total owned also does not include 17,051 shares held by Stanley I. Rafalo as Trustee of various trusts for the benefit of persons related to Benjamin Gettler. If all of those shares were counted, the total shares directly and indirectly owned would be 395,415 which is 31.7% of the common capital stock of the Company.

                                   -46-

                      SECURITY OWNERSHIP OF MANAGEMENT

The total number of equity securities of the Company owned by all directors and officers of the Company as a group (8) as of February 1, 1999 is set forth below:

 Amount and Nature of Beneficial Ownership                    Percent of Class
 -----------------------------------------------------------------------------

Directly Owned:                       185,866
Indirectly Owned:                     263,602
Total Owned:                          449,608                       39.6%

The share ownership of each of the directors and nominees is set forth below under the heading Election of Directors.



                          ELECTION OF DIRECTORS

The shares represented by the proxies will be voted for the election of the seven (7) nominees listed below, each of whom is presently a Director. If any such nominee shall be unable to serve (which is not now contemplated) discretionary authority may be exercised to vote for a substitute. The terms of all of the present Directors expire upon the election of their successors in 1999. The following information is given with respect to the seven (7) nominees based upon the records of the Company and information furnished by each nominee as of February 1, 1999.

                                NOMINEES
                                                     Number of
                                         First      Shares Owned
                                         Became      Directly or    Percent
Name and Principal Occupation    Age   Director In  Indirectly (1)   Owned
____________________________________________________________________________

Leonard Aconsky                   68       l993         5,000          (2)
Consultant to and director
of Acotech Services, a
consulting firm on building
life safety systems; retired
in 1993 as Vice-President and
World-Wide Technical Coordinator
WITCO,a manufacturer of
specialty chemical products;
Director, Vulcan Corporation,
operating subsidiary of Company

Dennis J. Buckley                 50       1991            90          (2)
General Counsel, Vulcan
International Corporation and
Subsidiaries

William T. Crutchfield            75       1963        59,097         5.2
Retired Vice President
Thomson McKinnon Securities, Inc.
Investment Services

Benjamin Gettler (3)(4)           73       1960       359,415        31.7
Chairman of the Board and
President
Vulcan International Corporation
and its operating subsidiary
company, Vulcan Corporation

Thomas D. Gettler, Esq. (4)       40       1992        12,106         1.1
Attorney

James K. Lewis                    73       1978         1,649          (2)
Retired Executive Vice President
The Central Trust Company, N.A.
Banking

Stanley I. Rafalo, O.D. (4)       74       1975        34,052         3.0
Doctor of Optometry

(1) This report of share ownership is pursuant to Securities & Exchange Commission regulations and, therefore, includes shares of close family members residing in nominees' households for which shares Directors disclaim beneficial ownership.


                                   -48-

<PAGEP>

(2)  Ownership is less than 1%.

(3)   The number of shares shown include shares owned directly by Deliaan
     A. Gettler, his wife, and shares referred to in footnote (4) below. Mr. Gettler disclaims beneficial ownership of any of those shares.

(4) The number of shares shown as owned directly by Stanley I. Rafalo includes 17,051 shares of common capital stock of the Company held by him as a trustee of various trusts for the benefit of persons related to Benjamin Gettler, including 5,000 as trustee for Thomas D. Gettler. Thomas D. Gettler is the son of Benjamin Gettler.

                           EXECUTIVE COMPENSATION

The following table shows the compensation and stock option awards for the last three fiscal years, and other annual compensation and all other compensation for 1998, to the Chief Executive Officer who was the only executive officer whose compensation exceeded $100,000.

                     SUMMARY COMPENSATION TABLE
                                                           Long Term
                          Annual Compensation             Compensation
                  --------------------------------------  ------------
                                              Other
                                             Annual
Name and            Year  Salary   Bonus(1)  Compen-   Options/    All other
Principal Position                           sation     SARs (#)  Compensation
                                               ($)                     (1)
------------------------------------------------------------------------------

Benjamin Gettler
Chairman of the
Board and President  1998 $275,000  $25,000     0             O     $12,750

                     1997  275,000   25,000     0             0      12,750

                     1996  225,000   64,500     0             0      12,000


________

(1)   Director and Executive Committee Fees.

                           STOCK OPTION PLAN

The Vulcan International Corporation Stock Option Plan (the "Plan") was adopted by the Board of Directors of the Company in 1991. The purpose of the Plan is to provide additional incentives in order that the Company may retain key personnel. The Plan provides for the granting of options to purchase totaling not more than 300,000 shares of common stock from the Company's treasury shares of which 177,000 have not previously been granted. The Plan is administered by a Stock Option Committee consisting of not less than three (3) Directors of the Corporation who are not eligible to receive options under the Plan. The current Committee consists of Directors Crutchfield, Rafalo and Aconsky. The Committee determines the key employees to whom the options are granted, the term of the option and the number of shares of each grant subject to the option. The option price is such price as may be determined by the Board of Directors. Each option continues for the period determined by the Committee, which shall be not less than one (1) year or more than three (3) years from the date of its grant. The Plan provides that each key employee to whom an option is granted shall as a condition of his right to exercise such option, agree to remain in the continuous employment of the Company for a period of at least two years from the date of exercise of the option, unless he is prevented from doing so by death or disability. Under the Plan, the Company has the option to repurchase shares from an optionee who terminates employment prior to the expiration of the two-year period.

                  OPTION GRANTS IN LAST FISCAL YEAR

                               None



            AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR

                               None



                              PENSIONS

Under the terms of the Company's retirement Plan for salaried employees, salaried personnel are entitled to retire at age 65 with benefits computed on the basis of salary and length of service. The maximum length of service which can be taken into account is 30 years. The method of computing benefits under the retirement plan is: the number of years of employment multiplied by the sum of 1.0% of average monthly salary and .65% of such salary in excess of Social Security covered compensation (all based on the highest 60 consecutive monthly salaries). The aggregate contribution made for the 1997-1998 Plan year was $-0-. For purposes of the Plan, annual compensation means a participant's W-2 earnings for federal income tax purposes, excluding commissions and taxable fringe benefits. Mr. Gettler has reached normal retirement age and has more than 30 years of service. Mr. Gettler currently receives $148,586 per year from the Plan based upon his selection of a joint and 100% survivor benefit.

                                  PERFORMANCE GRAPH

                              5-YEAR CUMULATIVE TOTAL RETURN
                   COMPARISON OF VULCAN INTERNATIONAL CORPORATION WITH
                           AMEX MARKET INDEX AND PEER GROUP INDEX
                                  FISCAL YEAR ENDING
                    ---------------------------------------------------------
COMPANY                1994        1995       1996       1997       1998
VULCAN INTERNAT
 CORP                   86.08      110.59     162.30     211.77     190.24
OLD PEER GROUP          76.85      105.41     122.35     153.07     123.32
NEW PEER GROUP          78.13      106.10     123.31     154.87     124.51
AMEX MARKET INDEX       88.33      113.86     120.15     144.57     142.61



                          ASSUMES $100 INVESTED ON JANUARY 1, 1994
                                ASSUMES DIVIDEND REINVESTED
                           FISCAL YEAR ENDING DECEMBER 31, 1998



                       COMPANIES COMPRISING THE PEER GROUP

The peer group used in constructing the graph in the Proxy Statement showing the yearly percentage change in cumulative total return consists of the complete list of suppliers to the shoe industry provided by the Footwear Industries of America, the industry association, namely:

                              Georgia Bonded Fibres
                            Goodyear Tire & Rubber Co.
                                  Jaclyn Inc.
                                   Katy Ind.
                                  Lydall Inc.
                              Vista Resources, Inc.
                       Vulcan International Corporation


Although the Company continues as a supplier to the shoe industry, it has expanded its position as a manufacturer and supplier of foam products. In reviewing the peer group the Company noted that none of the companies included were in the foam business. Accordingly, the Company has added to its peer group for 1998 the Rogers Corp., which is a corporation listed on the American Stock Exchange and which is in the business of processing and selling foam products. Accordingly, the peer group for 1998 is

                              Georgia Bonded Fibres
                            Goodyear Tire & Rubber Co.
                                  Jaclyn Inc.
                                   Katy Ind.
                                  Lydall Inc.
                                  Rogers Corp.
                              Vista Resources, Inc.
                       Vulcan International Corporation

           DIRECTORS' MEETINGS, COMMITTEE INFORMATION, FEES AND
                        OTHER DIRECTOR TRANSACTIONS


There were five (5) meetings of the Board of Directors in 1998. All Directors attended at least 75% of the total number of Directors' meetings and all Directors attended at least 75% of Committee meetings held by committees on which they served.

The Board of Directors has established two standing committees, namely, an Executive Committee and an Audit and Compensation Committee. The Executive Committee currently consists of Directors Crutchfield, B. Gettler, Rafalo and Buckley and has, in the interim between meetings of the Board of Directors, all of the powers of the Board subject to certain limitations. There were three (3) formal meetings of the Executive Committee in 1998.

The Audit and Compensation Committee currently consists of Messrs. Lewis, Aconsky and Rafalo. The Audit and Compensation Committee reviews the adequacy and sufficiency of the Company's accounting procedures, reviews a report from the independent CPAs prior to the publication of the audited financial statements and considers and recommends to the Board of Directors the selection of the independent CPAs to examine the consolidated financial statements of the Company for the next year. The Committee also reviews and recommends salaries and bonuses of Company's chief executive officer. The Audit and Compensation Committee had two meetings in 1998.

The Company pays each of its Directors $8,000 per year as a director fee. In addition, the members of the Executive Committee are paid $5,000 per year for serving on that Committee. The members of the Audit and Compensation Committee are paid $300 per meeting attended.

There is in effect a Resolution of the Board of Directors pursuant to which any Director may purchase up to 25,000 treasury shares of company stock at the closing bid on the American Stock Exchange on the date of the exercise of such election to purchase. 200 shares were purchased in 1998, pursuant to this Resolution.

During the year 1998, the Company and its subsidiary companies accrued a total of $96,000 to the law firm of Gettler & Buckley for all legal services to those companies and to Vulcan-Brunswick, a joint venture owned 50% by the Company. None of those fees was for services of Benjamin Gettler. Directors Benjamin Gettler and Dennis J. Buckley are members of Gettler & Buckley.

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

In carrying out the foregoing policies, the Compensation Committee also used the factors and criteria set forth hereinafter in determining the annual compensation of the Chief Executive Officer and President of the Company for 1998 and his salary for 1999. The position of Chief Executive Officer and President is held by a single individual, Mr. Benjamin Gettler.

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

The Company had a loss in 1995. A number of strategic decisions were made in early 1996 under the leadership of Mr. Gettler. As a result of those strategic decisions and the follow-up required to execute those decisions, the Company experienced a significant turnaround in subsequent periods. Through the first ten months of 1998, the Company has had an unaudited consolidated net profit after tax of $1,188,000.

During the past three years, Mr. Gettler's annual compensation has been as follows:
           Year             Salary            Bonus            Total
           ----             ------            -----            -----
           1997            $275,000          $25,000         $300,000
           1996             225,000           64,500          289,500
           1995             225,000           64,500          289,500


The Committee has determined that a bonus of $25,000 is appropriate for 1998 which will result in his total salary plus bonus being the same as 1997. The Committee also has determined to keep Mr. Gettler's base salary at the same level in 1999 as in 1998, namely, $275,000.


         Audit and Compensation Committee                   December 16, 1998
Leonard Aconsky  James .K. Lewis  Stanley.I. Rafalo         Committee Members

                INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

The principal accountant of the Company is J. D. Cloud & Co. L.L.P., certified public accountants. That firm has acted as the principal accountant of the Company since 1956. At the meeting of the Board of Directors following the May, 1998 meeting, the Board again selected that firm to continue to serve as the Company's principal independent public accountants. The practice of the Board of Directors in making a selection at such meeting has been followed by the Company since 1956. The same practice will be followed after the May, 1999 Annual Meeting of Shareholders. Management is not aware of any intended change of principal independent public accountants. Representatives of J. D. Cloud & Co. L.L.P. are not expected to attend the Annual Meeting.


                      PROPOSALS OF SECURITY HOLDERS

No shareholder proposals will be considered at this year's annual meeting.

In the event that any security holder intends to present a proposal at the 2000 annual meeting of the Company and such security holder desires that the proposal be included in the Company's proxy statement and form of proxy relating to that meeting, such proposal must be received by the Company by no later than 4:30 P.M. December 1, 1999.


                                 GENERAL

The Company, as of March 24, 1999 had outstanding 1,134,835 shares of capital stock, each of which is entitled to one vote. The record date for determining shareholders entitled to notice and to vote at the meeting is close of business March 24, 1999.

The management knows of no other business to be brought before the meeting for action by the shareholders. If any other matters properly come before the meeting, the proxies in the enclosed form, unless otherwise specified, will be voted on such matters in accordance with the judgment of the Proxy Committee.


                                                 BENJAMIN GETTLER

                                               Chairman of the Board
                                                   and President

                               Exhibit 21

                    VULCAN INTERNATIONAL CORPORATION

                     SUBSIDIARIES OF THE REGISTRANT

                          At December 31, 1998



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

                               EXHIBIT 99.1

                 INDEPENDENT AUDITORS' REPORT ON SCHEDULE


To the Board of Directors
Vulcan International Corporation
Wilmington, Delaware


We have audited the Consolidated Financial Statements of Vulcan International Corporation and subsidiaries as of December 31, 1998 and 1997, and for each of the three years in the period ended December 31, 1998, and have issued our report thereon dated February 22, 1999; such Consolidated Financial Statements and report are included in Part IV, Item 14(a)1 of this Form 10-K and the 1998 Annual Report to Shareholders and are incorporated herein by reference. Our audit also included the financial statement schedule of Vulcan International Corporation and subsidiaries listed in Part IV, Item 14(a)2. The financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information therein set forth.




                                                /s/ J.D. CLOUD & CO. L.L.P.
                                                Certified Public Accountants

Cincinnati, Ohio
February 22, 1999

                               EXHIBIT 99.2
                                                                  Schedule II
              VULCAN INTERNATIONAL CORPORATION AND SUBSIDIARIES

                      VALUATION AND QUALIFYING ACCOUNTS




                                               1998        1997      1996
The following reserve is deducted in
the balance sheet from the asset to
which it applies


Reserve for Doubtful Accounts
 Receivable:


Balance at Beginning of Period                $260,417    282,847    221,952


 Additions:
  (1)  Charged to costs and expenses            12,000     49,500     90,000
  (2)  Charged to Other Accounts                     -          -         -

 Deductions:
  Write off of bad debts                        16,206     71,930     29,105
                                               -------    -------    -------

Balance at End of Period                      $256,211    260,417    282,847
                                               =======    =======    =======

                              EXHIBIT 99.3

                    VULCAN-BRUNSWICK BOWLING PIN COMPANY

                            FINANCIAL STATEMENTS

                    For the year ended December 31, 1998



















                                       J.D. CLOUD & CO. L.L.P.
                                     CERTIFIED PUBLIC ACCOUNTANTS
                                          CINCINNATI, OHIO

                       INDEPENDENT AUDITORS' REPORT




To the Partners
Vulcan-Brunswick Bowling Pin Company
Antigo, Wisconsin

We have audited the accompanying balance sheets of Vulcan-Brunswick Bowling Pin Company as of December 31, 1998 and 1997, and the related statements of income, partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the Joint Venture's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Vulcan-Brunswick Bowling Pin Company at December 31, 1998 and 1997, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.




                                            /s/ J.D. CLOUD & CO. L.L.P.
                                            Certified Public Accountants

Cincinnati, Ohio
February 1, 1999

                   VULCAN-BRUNSWICK BOWLING PIN COMPANY

                             BALANCE SHEETS

                      At December 31, 1998 and 1997


     - ASSETS -                                     1998             1997
CURRENT ASSETS:
   Cash                                     $    350,837          289,492
   Accounts receivable                           666,357          849,642
   Inventories                                   650,916          888,350
   Prepaid expense                                 6,625           11,584
                                              ----------       ----------
     TOTAL CURRENT ASSETS                      1,674,735        2,039,068
                                              ----------       ----------
PROPERTY, PLANT AND EQUIPMENT
   Land                                           72,251           72,251
   Buildings and improvements                  3,994,334        3,922,542
   Machinery and equipment                     4,807,458        4,660,533
   Construction in progress                       30,469           15,475
                                              ----------       ----------
     Total                                     8,904,512        8,670,801
      Less - Accumulated depreciation          5,332,371        4,803,722
                                              ----------       ----------
     NET PROPERTY, PLANT AND EQUIPMENT         3,572,141        3,867,079
                                              ----------       ----------
OTHER ASSETS:
   Product development costs and other
     intangibles - at cost (less accumulated
     amortization; 1998 - $794,068;
     1997 - $700,180)                          2,956,304        3,050,192
   Other                                         171,354          166,206
                                              ----------       ----------
     TOTAL OTHER ASSETS                        3,127,658        3,216,398
                                              ----------       ----------
          TOTAL ASSETS                       $ 8,374,534        9,122,545
                                              ==========       ==========

     - LIABILITIES AND PARTNERS' CAPITAL -
CURRENT LIABILITIES:
  Accounts payable                           $    38,109          138,107
  Accrued expenses -
     Salaries and wages                          101,954          137,546
     Taxes and other                              95,514          105,994
                                              ----------       ----------
     TOTAL CURRENT LIABILITIES                   235,577          381,647
                                              ----------       ----------
PARTNERS' CAPITAL                              8,138,957        8,740,898
                                              ----------       ----------
          TOTAL LIABILITIES AND
             PARTNERS' CAPITAL               $ 8,374,534        9,122,545
                                              ==========       ==========

The accompanying notes to financial statements are an integral part of this statement.

                   VULCAN-BRUNSWICK BOWLING PIN COMPANY

                          STATEMENTS OF INCOME

               For the years ended December 31, 1998 and 1997



                                                      1998            1997
NET SALES                                      $10,975,183      13,687,323
                                                ----------      ----------
COST AND EXPENSES:
   Cost of sales                                10,080,489      12,399,347
   Administrative                                   30,000          30,000
   Interest                                          1,235               -
                                                ----------      ----------
     TOTAL COST AND EXPENSES                    10,111,724      12,429,347
                                                ----------      ----------

     INCOME FROM OPERATIONS                        863,459       1,257,976

OTHER INCOME - NET                                  34,600          72,364
                                                ----------      ----------
     NET INCOME                                $   898,059       1,330,340
                                                ==========      ==========




The accompanying notes to financial statements are an integral part of this statement.

                   VULCAN-BRUNSWICK BOWLING PIN COMPANY

                     STATEMENTS OF PARTNERS' CAPITAL

              For the years ended December 31, 1998 and 1997



                                     VULCAN         BRUNSWICK     TOTAL
                                   BOWLING PIN     BOWLING PIN   PARTNERS'
                                     COMPANY       CORPORATION    CAPITAL
BALANCE - JANUARY 1, 1997          $ 4,793,925      4,793,925    9,587,850

  Add - Net income                     665,170        665,170    1,330,340
  Less - Distributions              (1,088,646)    (1,088,646)  (2,177,292)
                                    ----------     ----------   ----------
BALANCE - DECEMBER 31, 1997          4,370,449      4,370,449    8,740,898

  Add - Net income                     449,029        449,030      898,059
  Less - Distributions                (750,000)      (750,000)  (1,500,000)
                                    ----------     ----------   ----------
BALANCE - DECEMBER 31, 1998        $ 4,069,478      4,069,479    8,138,957
                                    ==========     ==========   ==========




The accompanying notes to financial statements are an integral part of this statement.

                   VULCAN-BRUNSWICK BOWLING PIN COMPANY

                        STATEMENTS OF CASH FLOWS
              For the years ended December 31, 1998 and 1997
                                                        1998           1997
CASH FLOWS FROM OPERATING ACTIVITIES:
  Cash received from customers                  $ 11,172,421     13,635,981
  Cash paid to suppliers and employees            (9,396,777)   (11,824,869)
  Interest received                                   20,647         29,960
  Interest paid                                       (1,235)             -
                                                 -----------    -----------
     NET CASH FLOWS FROM OPERATING ACTIVITIES      1,795,056      1,841,072
                                                 -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property, plant and equipment         (233,711)      (161,960)
  Proceeds from sale of property, plant and
   equipment                                               -         43,949
                                                 -----------    -----------
     NET CASH FLOWS FROM INVESTING ACTIVITIES       (233,711)      (118,011)
                                                 -----------     ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings under credit agreement                  200,000             -
  Principal payments under credit agreement         (200,000)            -
  Cash distributions to partners                  (1,500,000)   (2,100,000)
                                                 -----------    ----------
     NET CASH FLOWS FROM FINANCING ACTIVITIES     (1,500,000)   (2,100,000)
                                                 -----------    ----------
     NET INCREASE (DECREASE) IN CASH AND
        CASH EQUIVALENTS                              61,345      (376,939)

CASH AND CASH EQUIVALENTS AT BEGINNING
  OF YEAR                                            289,492       666,431
                                                 -----------    ----------
CASH AND CASH EQUIVALENTS AT END OF YEAR        $    350,837       289,492
                                                 ===========    ==========

RECONCILIATION OF NET INCOME TO NET CASH
   FLOWS FROM OPERATING ACTIVITIES:
     Net income                                 $    898,059     1,330,340
     Depreciation                                    528,649       672,167
     Amortization                                     93,888        93,888
     Gain on disposal of property
      and equipment                                        -       (26,432)
     (Increase) decrease in accounts receivable      183,285       (67,314)
     (Increase) decrease in inventories              237,434       (50,374)
     (Increase) in prepaid expenses and other           (189)      (13,833)
     (Decrease) in accounts payable and
      accrued expenses                              (146,070)      (97,370)
                                                 -----------    ----------
     NET CASH FLOWS FROM OPERATING
        ACTIVITIES                              $  1,795,056     1,841,072
                                                 ===========    ==========

The accompanying notes to financial statements are an integral part of this statement.

                   VULCAN-BRUNSWICK BOWLING PIN COMPANY

                      NOTES TO FINANCIAL STATEMENTS

                           December 31, 1998


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

JOINT VENTURE-
Vulcan Bowling Pin Company (Vulcan) and Brunswick Bowling and Billiards Corporation (Brunswick) have an agreement to manufacture all the bowling pins sold by each of the partners. Under the agreement, Vulcan contributed bowling pin manufacturing assets and Brunswick contributed cash and certain of its bowling pin manufacturing assets to the Joint Venture. Each partner received an undivided 50% interest in the Joint Venture's assets, liabilities, revenues and expenses in exchange for their capital contribution.

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

                           December 31, 1998
                              (Continued)


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


NOTE 2 - INVENTORIES

Inventories at December 31, 1998 and 1997 consisted of:
                                             1998          1997
               Raw materials            $ 146,962       234,598
               Work in process            485,404       645,862
               Supplies                    18,550         7,890
                                          -------       -------
                   Total                $ 650,916       888,350
                                          =======       =======

NOTE 3 - NOTE PAYABLE

The Joint Venture maintains a revolving credit agreement with its bank that provides for borrowings of up to $1,500,000 at the prime rate. Borrowings under the credit agreement are guaranteed by the Joint Venture's partners and are secured by a pledge of the general assets of the Joint Venture. There were no borrowings at December 31, 1998 and 1997.

                   VULCAN-BRUNSWICK BOWLING PIN COMPANY

                      NOTES TO FINANCIAL STATEMENTS

                           December 31, 1998
                              (Continued)

NOTE 4 - RETIREMENT PLAN

The Joint Venture maintains a defined benefit pension plan covering substantially all union employees.  The funded status and net periodic benefit cost recognized in the accompanying financial statements consisted of:
                                                  1998            1997
    Change in benefit obligations:
     Benefit obligation - January 1,          $327,089         285,599
     Service cost                               29,411          28,960
     Interest cost                              22,356          19,778
     Actuarial loss                             19,255               -
     Benefits paid                             (15,428)         (6,101)
                                               -------         -------
        Benefit obligation December 31,        328,683         328,236
                                               -------         -------

    Change in plan assets:
     Fair value of plan assets - January 1,    374,880         329,810
     Actual return on plan assets               25,630          11,065
     Employer contributions                     31,762          40,106
     Benefits paid                             (15,428)         (6,101)
                                               -------         -------
        Fair value of plan assets -
         December 31,                          416,844         374,880
                                               -------         -------

        Funded status                           34,161          46,644

    Unrecognized net loss                      100,128          79,564
    Unrecognized prior service cost             32,255          34,720
    Unrecognized net transition obligation       4,810           5,278
                                               -------         -------
        Prepaid pension expense -
         December 31,                         $171,354         166,206
                                               =======         =======

    Components of net periodic benefit costs:
     Service cost                             $ 29,411          28,960
     Interest cost                              22,356          19,778
     Return on plan assets:
      Actual                                   (25,630)        (11,065)
      Deferred                                  (5,014)        (16,680)
     Amortization of unrecognized net
      transition obligation                        468             468
     Amortization of prior service cost          2,465           2,465
     Amortization of unrecognized net loss       2,558           1,994
                                               -------         -------
        Periodic benefit cost                 $ 26,614          25,920
                                               =======         =======
                                    -66-

                   VULCAN-BRUNSWICK BOWLING PIN COMPANY

                      NOTES TO FINANCIAL STATEMENTS

                           December 31, 1998
                              (Continued)


NOTE 4 - RETIREMENT PLAN  (Continued)

Pension plan assets are invested primarily in group annuity contracts valued at contract value. Significant actuarial assumptions used in the above computations include the following:
                                                        1998      1997
     Assumed discount rate                              6.75%     7.0%
     Expected long-term rate of return
       on plan assets                                   7.75%     8.0%
     Average remaining service period                18 years  18 years


NOTE 5 - RELATED PARTY TRANSACTIONS

The Joint Venture had 1998 and 1997 sales to Vulcan of approximately $2,005,000 and $2,147,000, respectively, and 1998 and 1997 sales to Brunswick of approximately $8,951,000 and $11,541,000, respectively.

The Joint Venture purchased raw materials from Vulcan for approximately $250,000 in 1998 and $298,000 in 1997. The Joint Venture also paid accounting and administrative fees of $30,000 to Vulcan in 1998 and 1997.

Accounts receivable from Brunswick amounted to $587,000 and $693,000 at December 31, 1998 and 1997, respectively. Accounts receivable from Vulcan amounted to $77,000 and $148,000 at December 31, 1998 and 1997, respectively.


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

                           December 31, 1998
                              (Continued)


NOTE 6 - RISKS AND UNCERTAINTIES  (Continued)

The Joint Venture currently purchases all its bowling pin bases from Vulcan. Any disruption in the supply of the bowling pin bases could cause a delay in manufacturing which could negatively affect operating results.

At December 31, 1998 approximately 86% of the Joint Venture's workforce was subject to a collective bargaining agreement that expires October 18, 2001.

Financial instruments which potentially subject the Joint Venture to concentrations of credit risk are cash investments which may, at times, exceed federally-insured limits. The Joint Venture places its cash investments with high-quality financial institutions. The Joint
Venture believes no significant concentration of credit risk exists with respect to these cash investments.

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


Date:  March 30, 1999


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