Form 10-Q
period 1999-03-31
VULCAN INTERNATIONAL CORP
filed 1999-05-14
CIK 848446

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.   20549

                                   FORM 10-Q


         (Mark One)

         [ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended March 31, 1999

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

Outstanding shares of no par value common stock at March 31, 1999:

                                 1,131,126 shares

                       VULCAN INTERNATIONAL CORPORATION

                                    INDEX


Part I.  FINANCIAL INFORMATION                                         PAGE

        Item 1.  FINANCIAL STATEMENTS

                    Condensed Consolidated Balance Sheets                1

                    Condensed Consolidated Statements of Income          2

                    Condensed Consolidated Statements of Cash Flows      3

                    Schedule Supporting Net Income Per Common
                    Share and Dividends Per Common Share                 4

                    Notes to Condensed Consolidated Financial
                    Statements                                          5-8

                    Independent Accountants' Report                      9


        Item 2.     Management's Discussion and Analysis of
                    Financial Condition and Results of Operations      10-11


        Item 3.     Quantitative and Qualitative Disclosures
                    About Market Risks                                  11


Part II.  OTHER INFORMATION

        Item 1.     Legal Proceedings                                   12

        Item 6.     Exhibits and Reports on Form 8-K                    13

                            PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

                           VULCAN INTERNATIONAL CORPORATION

                         CONDENSED CONSOLIDATED BALANCE SHEETS
                                                  MARCH 31,    DECEMBER 31,
                                                    1999           1998
                                                  UNAUDITED
         -ASSETS-

CURRENT ASSETS:
  Cash                                          $   917,858     1,275,656
  Marketable securities (At fair market value)   48,211,710    50,347,778
  Accounts receivable                             1,289,710     1,234,135
  Inventories                                       713,032       512,220
  Prepaid expense and tax                           141,990       136,230
                                                 ----------    ----------
        TOTAL CURRENT ASSETS                     51,274,300    53,506,019
                                                 ----------    ----------
PROPERTY, PLANT AND EQUIPMENT-at cost            14,343,792    14,240,507
  Less-Accumulated depreciation and depletion    11,555,540    11,441,682
                                                 ----------    ----------
        NET PROPERTY, PLANT AND EQUIPMENT         2,788,252     2,798,825
                                                 ----------    ----------
OTHER ASSETS:
  Investment in joint venture                             -        63,089
  Marketable securities (At fair market value)   36,620,688    35,590,860
  Deferred charges and other assets               3,126,680     3,052,945
                                                 ----------    ----------
        TOTAL OTHER ASSETS                       39,747,368    38,706,894
                                                 ----------    ----------
                TOTAL ASSETS                   $ 93,809,920    95,011,738
                                                 ==========    ==========


     -LIABILITIES AND SHAREHOLDERS' EQUITY-

CURRENT LIABILITIES:
  Deferred income tax                          $ 14,958,540    15,686,091
  Note payable                                    1,170,000     1,170,000
  Other                                           1,048,594     1,035,504
                                                 ----------    ----------
        TOTAL CURRENT LIABILITIES                17,177,134    17,891,595
                                                 ----------    ----------
OTHER LIABILITIES:
  Deferred income tax                            12,166,862    11,789,266
  Commitments and contingencies                           -             -
  Joint venture and minority interest
   in partnership                                   253,511        10,774
  Other liabilities                                       -        24,179
                                                 ----------    ----------
        TOTAL OTHER LIABILITIES                  12,420,373    11,824,219
                                                 ----------    ----------
SHAREHOLDERS' EQUITY:
  Capital stock                                     249,939       249,939
  Additional paid-in capital                      5,626,843     5,626,843
  Retained earnings                              24,874,010    25,054,570
  Accumulated other comprehensive income         51,776,128    52,506,224
                                                 ----------    ----------
                                                 82,526,920    83,437,576
    Less-Common stock in treasury-at cost        18,314,507    18,141,652
                                                 ----------    ----------
        TOTAL SHAREHOLDERS' EQUITY               64,212,413    65,295,924
                                                 ----------    ----------
                TOTAL LIABILITIES
                  AND SHAREHOLDERS' EQUITY     $ 93,809,920    95,011,738
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

                           PART I - FINANCIAL INFORMATION
                                       (Continued)

Item 1.  Financial Statements.

                          VULCAN INTERNATIONAL CORPORATION

                     CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                             For the three months ended
                                      UNAUDITED

                                                      MARCH 31,   MARCH 31,
                                                        1999        1998
REVENUES:
  Net sales                                         $ 2,314,981   2,998,491
  Dividends                                             462,603     420,402
                                                      ---------   ---------
        TOTAL REVENUES                                2,777,584   3,418,893
                                                      ---------   ---------
COST AND EXPENSES:
  Cost of sales                                       2,341,172   2,756,658
  General and administrative                            541,289     481,235
  Interest expense                                       36,110      17,547
                                                      ---------   ---------
        TOTAL COST AND EXPENSES                       2,918,571   3,255,440
                                                      ---------   ---------
EQUITY IN JOINT VENTURE INCOME AND
 MINORITY INTEREST                                       94,175     311,856
                                                      ---------   ---------
        INCOME (LOSS) BEFORE GAIN ON SALE OF ASSETS     (46,812)    475,309

NET GAIN ON SALE OF PROPERTY AND EQUIPMENT              112,332     467,883
                                                      ---------   ---------
        INCOME BEFORE INCOME TAXES                       65,520     943,192

INCOME TAX PROVISION                                     20,076     227,097
                                                      ---------   ---------
                NET INCOME                          $    45,444     716,095
                                                      =========   =========

NET INCOME PER COMMON SHARE                         $       .04         .59
                                                      =========   =========

DIVIDENDS PER COMMON SHARE                          $       .20         .20
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

                             PART I - FINANCIAL INFORMATION
                                       (Continued)
Item 1.  Financial Statements.

                            VULCAN INTERNATIONAL CORPORATION

                     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                               For the three months ended
                                        UNAUDITED
                                                       MARCH 31,    MARCH 31,
                                                         1999         1998
CASH FLOWS FROM OPERATING ACTIVITIES:
  Cash received from customers                      $ 2,149,389    2,683,540
  Cash paid to suppliers and employees               (2,943,868)  (3,624,633)
  Dividends received                                    462,603      420,402
  Interest paid                                         (36,110)     (17,547)
                                                      ---------    ---------
        NET CASH FLOWS FROM OPERATING ACTIVITIES       (367,986)    (538,238)
                                                      ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of property, and equipment         112,332      475,855
  Purchase of property and equipment                   (103,284)     (61,552)
  Cash distribution from joint venture                  400,000      550,000
  Collections on note receivable and other                    -       20,775
                                                      ---------    ---------
        NET CASH FLOWS FROM INVESTING ACTIVITIES        409,048      985,078
                                                      ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Purchase of common shares                            (172,855)    (217,807)
  Cash dividends paid                                  (226,005)    (242,269)
                                                      ---------    ---------
        NET CASH FLOWS FROM FINANCING ACTIVITIES       (398,860)    (460,076)
                                                      ---------    ---------
        DECREASE IN CASH AND CASH EQUIVALENTS          (357,798)     (13,236)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD      1,275,656    2,141,676
                                                      ---------    ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD          $   917,858    2,128,440
                                                      =========    =========
RECONCILIATION OF NET INCOME TO
  NET CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                       $    45,444      716,095
   Adjustments-
     Depreciation and amortization                      114,171      113,771
     Deferred income tax                                 26,190       73,221
     Equity in joint venture income and minority
       interest                                         (94,175)    (311,856)
     Net gain on sale of property and equipment        (112,332)    (467,883)
     (Increase) decrease in accounts receivable         (55,575)    (201,453)
     Increase in inventories                           (200,812)    (343,782)

     Decrease in accounts payable,
       accrued expenses and other assets                (90,897)    (116,351)
                                                      ---------    ---------
          NET CASH FLOWS FROM OPERATING ACTIVITIES  $  (367,986)    (538,238)
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

                         PART I - FINANCIAL INFORMATION
                                  (Continued)

Item 1.  Financial Statements.

                         VULCAN INTERNATIONAL CORPORATION

               SCHEDULE SUPPORTING NET INCOME PER COMMON SHARE AND
                            DIVIDENDS PER COMMON SHARE

                            For the three months ended
                                     UNAUDITED

                                                                 Exhibit "1"

                                                MARCH 31,        MARCH 31,
                                                  1999             1998

a)  Net income                                 $    45,444          716,095
                                                =========        =========

b)      Cash dividends on common shares       $   226,005          242,269
                                                =========        =========

Weighted Average Shares:
c)      Common shares issued                    1,999,512        1,999,512
d)      Common treasury shares                    865,556          787,401
                                                ---------        ---------

e)      Common shares outstanding               1,133,956        1,212,111
                                                =========        =========

f)      Income per common share (a/e)         $       .04              .59
                                                =========        =========

g)      Dividends per common share            $       .20              .20
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

              For the three months ended March 31, 1999 and 1998


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

The accompanying condensed consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary to reflect a fair presentation of financial position, results of operations and cash flows for the interim periods. All such adjustments are of a normal recurring nature.

There were no securities of the Registrant sold by the Registrant during the three months ended March 31, 1999, that were not registered under the Securities Act of 1933, in reliance upon an exemption from registration provided by Section 4(2) of the Act.

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





                        PART I - FINANCIAL INFORMATION
                                  (Continued)

Item 1.  Financial Statements.

                        VULCAN INTERNATIONAL CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

               For the three months ended March 31, 1999 and 1998
                                   (Continued)


                                                 MARCH 31,     DECEMBER 31,
                                                   1999            1998
                                                 UNAUDITED
        Inventories consisted of:
          Finished goods                        $  279,042        206,445
          Work in process                          180,084         91,048
          Raw materials                            253,906        214,727
                                                   -------        -------
                Total inventories               $  713,032        512,220
                                                   =======        =======


COMPREHENSIVE INCOME

During the three months ended March 31, 1999 and 1998 total other comprehensive income (loss) was as follows:

                                                    1999          1998
     Net income                                 $  45,444        716,095
     Other comprehensive income, net of tax:
      Unrealized gain (loss) on marketable
       securities                                (730,096)     3,609,416
                                                  -------      ---------
          Total comprehensive income (loss)     $(684,652)     4,325,511
                                                  =======      =========

Accumulated comprehensive income consists of unrealized holding gains on securities available for sale of $51,776,128 at March 31, 1999 and $52,506,224 at December 31, 1998.

                         PART I - FINANCIAL INFORMATION
                                  (Continued)

Item 1.  Financial Statements.

                        VULCAN INTERNATIONAL CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

               For the three months ended March 31, 1999 and 1998
                                   (Continued)

BUSINESS SEGMENT INFORMATION
Effective December 31, 1998, Vulcan International Corporation adopted Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information." Segment operating income and other unallocated corporate (expense) income for the three months ended March 31, 1998 have been restated to conform with the current year presentation. Reportable segments for the three months ended March 31 are as follows:

                                                  1999              1998
    NET SALES:
      Rubber and Plastics                      $1,761,130          2,050,903
      Bowling Pins                                527,927          1,018,293
      Real Estate Operations                      222,349            214,353
      Intersegment net sales                      (84,093)          (184,203)
                                                ---------          ---------
                                                2,427,313          3,099,346
      Timber sales reported in gain on
       sale of property and equipment            (112,332)          (100,855)
                                                ---------          ---------
           TOTAL SALES                         $2,314,981          2,998,491
                                                =========          =========
    OPERATING PROFIT (LOSS):
      Rubber and Plastics                      $ (434,640)           (85,000)
      Bowling Pins                                (51,648)          (103,369)
      Real Estate Operations                      118,263            132,693
                                                ---------          ---------
           TOTAL OPERATING PROFIT (LOSS)         (368,025)           (55,676)

    Interest expense - net                        (36,110)           (17,547)
    Other unallocated corporate income - net      469,655          1,016,415
    Income tax provision                          (20,076)          (227,097)
                                                ---------          ---------
               NET INCOME                      $   45,444            716,095
                                                =========          =========

                         PART I - FINANCIAL INFORMATION
                                  (Continued)

Item 1.  Financial Statements.

                        VULCAN INTERNATIONAL CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

               For the three months ended March 31, 1999 and 1998
                                   (Continued)


REVIEW BY INDEPENDENT ACCOUNTANTS

The condensed consolidated financial statements at March 31, 1999, and for the three-month period then ended have been reviewed, prior to filing, by the Registrant's independent accountants, J.D. Cloud & Co. L.L.P., whose report covering their review of the financial statements is included in this report.

                        INDEPENDENT ACCOUNTANTS' REPORT


To the Board of Directors
Vulcan International Corporation
Wilmington, Delaware

We have reviewed the accompanying condensed consolidated balance sheet of Vulcan International Corporation and subsidiaries as of March 31, 1999, and the related condensed consolidated statements of income and cash flows for the three-month periods ended March 31, 1999 and 1998. These financial statements are the responsibility of the Company's management.

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

We have audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Vulcan International Corporation and subsidiaries as of December 31, 1998, and the related consolidated statements of income, shareholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated February 22, 1999, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1998, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.




                                                J.D. CLOUD & CO. L.L.P.
                                                Certified Public Accountants

Cincinnati, Ohio
May 7, 1999

                         PART I - FINANCIAL INFORMATION
                                  (Continued)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Net sales revenue for the three-month period ended March 31, 1999, decreased $683,510 or 22.8% over the corresponding period in 1998. Cost of sales decreased $415,486 or 15.1% during the three-month period. The foregoing decreases are due primarily to decreased sales in the Rubber and Plastics and Bowling Pins segments.

General and administrative expenses increased $60,054 or 12.5% in the three-month period ended March 31, 1999, as compared to the corresponding quarter in 1998 due primarily to increased costs involved in computer conversion.

Interest expense for the three-month period ended March 31, 1999 increased $18,563.

Gains on the sale of property and equipment were $112,332 for the three-month period ended March 31, 1999, as compared to $467,883 for the corresponding quarter in 1998. Gains in 1999 were the result of the sale of timber. Gains in 1998 were the result of the sale of timber and excess equipment from the Company's rubber plant in Clarksville, Tennessee.

The Company has examined the problem Year 2000 Compliance with its technical advisors. They state that most of the Company's current accounting software is Year 2000 Compliant. As to the remaining software, it is anticipated that in the near future current software vendors will offer upgrades to make such software Year 2000 Compliant without material upgrade costs to the Company. Their examination of hardware with regard to Year 2000 Compliance is nearly complete. All hardware which has been tested is Year 2000 Compliant. With respect to certain older pieces of hardware, the Company is awaiting verification of Year 2000 Compliance form the appropriate vendors.

The Company has a 50% interest in a joint venture, Vulcan Brunswick Bowling Pin Company (VBBPC) which manufactures bowling pins in Antigo, Wisconsin for Brunswick and the Company. The Company received a cash distribution of $400,000 from VBBPC during the first quarter of 1999.

Summarized income statement information for VBBPC consists of the following:
                                               Three Months ended March 31,
                                                    1999            1998
        Net sales                               $2,086,352        3,903,746
        Costs and expenses                       1,896,684        3,277,367
                                                 ---------        ---------
        Net income                              $  189,668          626,379
                                                 =========        =========
        Company's 50% equity in net income      $   94,834          313,189
                                                 =========        =========


                         PART I - FINANCIAL INFORMATION
                                  (Continued)


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


LIQUIDITY AND CAPITAL RESOURCES

The Company's cash requirements during the first quarter of 1999 were funded in part through earnings, the sale of timber, noncash charges such as depreciation and amortization, a $400,000 distribution from the joint venture and from short-term borrownings. The cash from these transactions was used principally in operations. The Company expects, when necessary, to use short-term borrowings to meet cash requirements not fully provided by earnings, depreciation and amortization. In the first quarter of 1999, 5,209 shares of treasury stock were acquired for $172,855. There were approximately $21,100 of commitments for capital expenditures as of March 31, 1999.



Item 3.     Quantitative and Qualitative Disclosures about Market Risks.

There have been no significant changes in the Company's market risk, primarily associated with marketable securities, since December 31, 1998.

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

                       PART II - OTHER INFORMATION
                               (Continued)




Item 6.     Exhibits and Reports on Form 8-K.

     a.     Exhibits

            Exhibit     SB 601                                       Page
              No.      Ref. No.       Description                     No.
              27      601(b)(27)     Financial Data Schedule for
                                     the Three Months Ended
                                     March 31, 1999                   14

     b. The Company was not required to file Form 8-K for the quarter ended March 31, 1999.


                                    SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     VULCAN INTERNATIONAL CORPORATION


                                  By:   Benjamin Gettler
    Date   May 14, 1999                  Benjamin Gettler
                                        Chairman of the Board, President
                                          and Chief Executive Officer

                                  By:   Vernon E. Bachman
    Date   May 14, 1999                  Vernon E. Bachman
                                        Vice President, Secretary-Treasurer
                                          and Principal Accounting Officer