Form 10-Q
period 1999-06-30
VULCAN INTERNATIONAL CORP
filed 1999-08-13
CIK 848446

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.   20549

                                   FORM 10-Q

         (Mark One)

         [ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended June 30, 1999

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

Outstanding shares of no par value common stock at June 30, 1999:

                                 1,092,786 shares

                       VULCAN INTERNATIONAL CORPORATION

                                    INDEX


Part I.  FINANCIAL INFORMATION                                         PAGE

        Item 1.  FINANCIAL STATEMENTS

                    Condensed Consolidated Balance Sheets                1

                    Condensed Consolidated Statements of Income          2

                    Condensed Consolidated Statements of Cash Flows      3

                    Schedule Supporting Net Income Per Common
                    Share and Dividends Per Common Share                 4

                    Notes to Condensed Consolidated Financial
                    Statements                                          5-7

                    Independent Accountants' Report                      8


        Item 2.     Management's Discussion and Analysis of
                    Financial Condition and Results of Operations      9-10

        Item 3      Quantitative and Qualitative Disclosures
                    about Market Risks                                  10


Part II.  OTHER INFORMATION

        Item 1.     Legal Proceedings                                   11

        Item 6.     Exhibits and Reports on Form 8-K                    11

                            PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

                           VULCAN INTERNATIONAL CORPORATION

                         CONDENSED CONSOLIDATED BALANCE SHEETS
                                                   JUNE 30,    DECEMBER 31,
                                                     1999          1998
                                                  UNAUDITED
         -ASSETS-

CURRENT ASSETS:
  Cash                                         $    626,464     1,275,656
  Marketable securities (At fair market value)   50,531,327    50,347,778
  Accounts receivable                             1,586,693     1,234,135
  Inventories                                       939,804       512,220
  Prepaid expense and tax                            94,420       136,230
                                                 ----------    ----------
        TOTAL CURRENT ASSETS                     53,778,708    53,506,019
                                                 ----------    ----------
PROPERTY, PLANT AND EQUIPMENT-at cost            14,433,607    14,240,507
  Less-Accumulated depreciation and depletion    11,669,160    11,441,682
                                                 ----------    ----------
        NET PROPERTY, PLANT AND EQUIPMENT         2,764,447     2,798,825
                                                 ----------    ----------
OTHER ASSETS:
  Investment in joint venture                             -        63,089
  Marketable securities (At fair market value)   37,980,061    35,590,860
  Deferred charges and other assets               3,200,412     3,052,945
                                                 ----------    ----------
        TOTAL OTHER ASSETS                       41,180,473    38,706,894
                                                 ----------    ----------
                TOTAL ASSETS                   $ 97,723,628    95,011,738
                                                 ==========    ==========

     -LIABILITIES AND SHAREHOLDERS' EQUITY-

CURRENT LIABILITIES:
  Deferred income tax                          $ 15,758,629    15,686,091
  Note payable                                    2,870,000     1,170,000
  Other                                             712,133     1,035,504
                                                 ----------    ----------
        TOTAL CURRENT LIABILITIES                19,340,762    17,891,595
                                                 ----------    ----------
OTHER LIABILITIES:
  Deferred income tax                            12,643,809    11,789,266
  Joint venture and minority interest
   in partnership                                   260,530        10,774
  Other liabilities                                       -        24,179
                                                 ----------    ----------
        TOTAL OTHER LIABILITIES                  12,904,339    11,824,219
                                                 ----------    ----------
SHAREHOLDERS' EQUITY:
  Capital stock                                     249,939       249,939
  Additional paid-in capital                      5,636,031     5,626,843
  Retained earnings                              25,021,894    25,054,570
  Accumulated other comprehensive income         54,205,098    52,506,224
                                                 ----------    ----------
                                                 85,112,962    83,437,576

    Less-Common stock in treasury-at cost        19,634,435    18,141,652
                                                 ----------    ----------
        TOTAL SHAREHOLDERS' EQUITY               65,478,527    65,295,924
                                                 ----------    ----------
                TOTAL LIABILITIES
                  AND SHAREHOLDERS' EQUITY     $ 97,723,628    95,011,738
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

                           PART I - FINANCIAL INFORMATION
                                       (Continued)

Item 1.  Financial Statements.

                          VULCAN INTERNATIONAL CORPORATION

                     CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                      UNAUDITED

                    For the six months ended      For the three months ended
                        June 30,     June 30,        June 30,      June 30,
                          1999         1998            1999          1998
REVENUES:
  Net sales           $4,575,578     5,511,478      2,260,597      2,512,987
  Dividends              925,765       849,196        463,162        428,794
                       ---------     ---------      ---------      ---------
    TOTAL REVENUES     5,501,343     6,360,674      2,723,759      2,941,781
                       ---------     ---------      ---------      ---------
COST AND EXPENSES:
  Cost of sales        4,588,930     5,342,688      2,247,758      2,586,030
  General and
   administrative        834,706       806,606        293,417        325,371
  Interest expense        70,954        17,547         34,844              -
                       ---------      --------      ---------      ---------
    TOTAL COST AND
     EXPENSES          5,494,590     6,166,841      2,576,019      2,911,401
                       ---------     ---------      ---------      ---------
EQUITY IN JOINT
 VENTURE INCOME (LOSS)
 AND MINORITY
 INTEREST                187,155       258,200         92,980        (53,656)
                       ---------     ---------      ---------      ---------
INCOME BEFORE
 GAIN ON SALE OF
 ASSETS                  193,908       452,033        240,720        (23,276)

NET GAIN ON SALE OF
 PROPERTY, EQUIPMENT,
 AND INVESTMENTS         315,134       524,798        202,802         56,915
                       ---------     ---------      ----------     ---------
     INCOME BEFORE
      INCOME TAXES       509,042       976,831        443,522         33,639

INCOME TAX PROVISION      96,356       141,084         76,280        (86,013)
                      ----------     ---------      ---------      ---------
     NET INCOME       $  412,686       835,747        367,242        119,652
                       =========     =========      =========      =========
NET INCOME PER
 COMMON SHARE         $      .37           .69            .33            .10
                       =========     =========      =========      =========
DIVIDENDS PER
 COMMON SHARE         $      .40           .40            .20            .20
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

                             PART I - FINANCIAL INFORMATION
                                       (Continued)
Item 1.  Financial Statements.

                            VULCAN INTERNATIONAL CORPORATION

                     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                For the six months ended
                                        UNAUDITED
                                                   JUNE 30,       JUNE 30,
                                                     1999           1998
CASH FLOWS FROM OPERATING ACTIVITIES:
  Cash received from customers                  $ 4,314,392       4,815,420
  Cash paid to suppliers and employees           (6,121,107)     (6,175,355)
  Dividends received                                925,765         849,196
  Interest paid                                     (71,247)        (17,547)
  Income tax payments                                     -        (237,500)
                                                  ---------       ---------
     NET CASH FLOWS FROM OPERATING ACTIVITIES      (952,197)       (765,786)
                                                  ---------       ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of property and equipment      225,062         536,752
  Purchase of property and equipment               (193,100)       (103,938)
  Cash distribution from joint venture              500,000         750,000
  Collections on notes receivable and other               -          34,662
                                                  ---------       ---------
     NET CASH FLOWS FROM INVESTING ACTIVITIES       531,962       1,217,476
                                                  ---------       ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings under credit agreements          1,700,000               -
  Sale of treasury shares                            10,650           7,825
  Purchase of common shares                      (1,494,245)       (710,619)
  Cash dividends paid                              (445,362)       (483,798)
                                                  ---------       ---------
     NET CASH FLOWS FROM FINANCING ACTIVITIES      (228,957)     (1,186,592)
                                                  ---------       ---------
     DECREASE IN CASH AND CASH EQUIVALENTS         (649,192)       (734,902)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD  1,275,656       2,141,676
                                                  ---------       ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD      $   626,464       1,406,774
                                                  =========       =========
RECONCILIATION OF NET INCOME TO
  NET CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                   $   412,686         835,747
   Adjustments-
     Depreciation and amortization                  228,103         205,406
     Deferred income taxes                           51,905           8,416
     Equity in joint venture income and
       minority interest                           (187,155)       (258,200)
     Net gain on sale of property and
       marketable securities                       (315,134)       (524,798)
     Increase in accounts receivable               (261,186)       (474,524)
     Increase in inventories                       (427,584)        (74,744)
     Decrease in accounts payable,
       accrued expenses and other assets           (453,832)       (483,089)
                                                  ---------       ---------
NET CASH FLOWS FROM OPERATING ACTIVITIES        $  (952,197)       (765,786)
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

                             PART I - FINANCIAL INFORMATION
                                       (Continued)
Item 1.  Financial Statements.

                             VULCAN INTERNATIONAL CORPORATION
                      SCHEDULE SUPPORTING NET INCOME PER COMMON SHARE
                              AND DIVIDENDS PER COMMON SHARE
                                        UNAUDITED


                                                                     EXHIBIT 1

                       For the six months ended   For the three months ended
                       June 30,       June 30,     June 30,        June 30,
                         1999           1998         1999            1998

a)   Net income       $  412,686        835,747     367,242       119,652
                       =========      =========   =========     =========
b)   Cash
      dividends
      on common
      shares          $  445,362        483,798     219,357       241,529
                       =========      =========   =========     =========
Weighted Average
 Shares:
c)   Common shares
      issued           1,999,512      1,999,512   1,999,512     1,999,512
d)   Common
      treasury
      shares             882,065        789,465     898,392       791,505
                       ---------      ---------   ---------     ---------
e)   Common shares
      outstanding      1,117,447      1,210,047   1,101,120     1,208,007
                       =========      =========   =========     =========
f)   Income per
      common share
      (a/e)          $       .37            .69         .33           .10

g)   Dividends
      per common
      share          $       .40            .40         .20           .20


The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                        PART I - FINANCIAL INFORMATION
                                  (Continued)

Item 1.  Financial Statements.

                       VULCAN INTERNATIONAL CORPORATION

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

              For the six months ended June 30, 1999 and 1998



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

There were no securities of the Registrant sold by the Registrant during the six months ended June 30, 1999, that were not registered under the Securities Act of 1933, in reliance upon an exemption from registration provided by
Section 4(2) of the Act.

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

INVENTORIES
                                               JUNE 30,      DECEMBER 31,
                                                 1999           1998
                                               UNAUDITED
        Inventories consisted of:
          Finished goods                      $381,023          206,445
          Work in process                      241,231           91,048
          Raw materials                        317,550          214,727
                                               -------          -------
                Total inventories             $939,804          512,220
                                               =======          =======

                        PART I - FINANCIAL INFORMATION
                                  (Continued)

Item 1.  Financial Statements.

                        VULCAN INTERNATIONAL CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                For the six months ended June 30, 1999 and 1998
                                   (Continued)


COMPREHENSIVE INCOME
During the six months and three months ended June 30, 1999 and 1998 total other comprehensive income (loss) was as follows:

                                       For the six            For the three
                                       months ended           months ended
                                   June 30,   June 30,    June 30,    June 30,
                                    1999       1998        1999        1998
    Net income                  $  412,686    835,747     367,242     119,652
    Other comprehensive
     income, net of tax:
      Unrealized gain (loss)
       on marketable securities  1,759,178    316,456   2,489,274  (3,292,960)
      Less: reclassification
       adjustment for gains
       included in net income      (60,304)         -     (60,304)          -
                                 ---------  ---------   ---------   ---------
         Total comprehensive
          income (loss)         $2,111,560  1,152,203   2,796,212  (3,173,308)
                                 =========  =========   =========   =========

Accumulated comprehensive income consists of unrealized holding gains on securities available for sale of $54,205,098 at June 30, 1999 and $52,506,224 at December 31, 1998.


STOCK OPTIONS
In April 1999, the Company's Stock Option Committee granted options to purchase not more than 50,000 shares of treasury stock, at an exercise price of $33 per share, to the Company's President and Chairman of the Board.


BUSINESS SEGMENT INFORMATION
Effective December 31, 1998, Vulcan International Corporation adopted Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information." Segment operating income and other unallocated corporate (expense) income for the six months ended June 30, 1998 have been restated to conform with the current year presentation. Reportable segments for the six months and three months ended June 30 are as follows:

                         PART I - FINANCIAL INFORMATION
                                  (Continued)

Item 1.  Financial Statements.

                        VULCAN INTERNATIONAL CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                For the six months ended June 30, 1999 and 1998
                                   (Continued)


                                     For the six             For the three
                                     months ended            months ended
                                 June 30,    June 30,    June 30,    June 30,
                                  1999        1998        1999        1998
  NET SALES:
   Rubber and Plastics         $3,553,197   3,954,745   1,792,067   1,903,842
   Bowling Pins                 1,035,491   1,755,037     507,564     736,744
   Real Estate Operations         445,649     370,432     223,300     156,079
   Intersegment net sales        (233,697)   (419,838)   (149,604)   (235,635)
                                ---------   ---------   ---------   ---------
                                4,800,640   5,660,376   2,373,327   2,561,030

   Timber sales reported in
    gain on sale of property
    and equipment                (225,062)   (148,898)   (112,730)    (48,043)
                                ---------   ---------   ---------   ---------
       TOTAL SALES             $4,575,578   5,511,478   2,260,597   2,512,987
                                =========   =========   =========   =========
  OPERATING PROFIT (LOSS):
   Rubber and Plastics         $ (571,059)   (356,724)   (136,419)   (271,724)
   Bowling Pins                    83,903      78,797     135,551     182,166
   Real Estate Operations         242,139     224,473     123,876      91,780
                                ---------   ---------   ---------   ---------
       TOTAL OPERATING
        PROFIT (LOSS)            (245,017)    (53,454)    123,008       2,222

  Interest expense - net          (70,954)    (17,547)    (34,844)          -
  Other unallocated corporate
   income - net                   825,013   1,047,832     355,358      31,417
  Income tax provision            (96,356)   (141,084)    (76,280)     86,013
                                ---------   ---------   ---------   ---------
          NET INCOME           $  412,686     835,747     367,242     119,652
                                =========   =========   =========   =========


REVIEW BY INDEPENDENT ACCOUNTANTS
The condensed consolidated financial statements at June 30, 1999, and for the six-month period then ended have been reviewed, prior to filing, by the Registrant's independent accountants, J.D. Cloud & Co. L.L.P., whose report covering their review of the financial statements is included in this report.

                               INDEPENDENT ACCOUNTANT'S REPORT



To the Board of Directors
Vulcan International Corporation
Wilmington, Delaware


We have reviewed the accompanying condensed consolidated balance sheet of Vulcan International Corporation and subsidiaries as of June 30, 1999, and the related condensed consolidated statements of income and cash flows for the six-month and three-month periods ended June 30, 1999 and 1998. These financial statements are the responsibility of the Company's management.

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


Cincinnati, Ohio
July 29, 1999

                         PART I - FINANCIAL INFORMATION
                                  (Continued)


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


Net sales revenue for the six-month period ended June 30, 1999, decreased $935,900 or 17% over the corresponding period in 1998. Cost of sales decreased $753,758 or 14.1% during the six-month period compared to the corresponding six-month period in 1998. Net sales revenue for the second quarter of 1999 decreased $252,390 or 10% and cost of sales decreased $338,272 or 13.1% compared to the corresponding quarter in 1998. The foregoing decreases were due primarily to decreased sales in the Rubber and Plastics and Bowling Pins segments.

General and administrative expenses increased $28,100 or 3.5% in the six-month period ended June 30, 1999, as compared to the corresponding six-month period in 1998. General and administrative expenses for the second quarter of 1999 decreased $31,954 or 9.8% compared to the corresponding quarter in 1998. These changes were primarily due to costs involved in upgrading the Company's computer hardware and software.

Interest expense for the six-month period ended June 30, 1999 increased $53,407. Interest expense for the three-month period ended June 30, 1999 increased $34,844. The increases were due to increased borrowings under the Company's line of credit agreement.

Gains on the sale of property and equipment were $315,134 for the six-month period ended June 30, 1999, as compared to $524,798 for the corresponding period in 1998. Gains in 1999 are the result of the sale of timber and the exchange of marketable securities. Gains in 1998 were the result of the sale of timber and excess equipment from the Company's rubber plant in Clarksville, Tennessee.

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

The Company has a 50% interest in a joint venture, Vulcan Brunswick Bowling Pin Company (VBBPC) which manufactures bowling pins in Antigo, Wisconsin, for Brunswick and the Company. The Company received cash distributions of $500,000 from VBBPC during the first six months of 1999. The excess of cash distributions over the Company's investment in VBBPC is included in other liabilities at June 30, 1999.

                        PART I - FINANCIAL INFORMATION
                                 (Continued)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. (Continued)

Summarized income statement information for VBBPC consists of the following:

                     Six Months Ended June 30,   Three Months ended June 30,
                         1999          1998          1999          1998

Net sales             $4,150,605     6,839,390     2,064,253     2,935,644
Costs and expenses     3,773,277     6,317,313     1,876,593     3,039,946
                       ---------     ---------     ---------     ---------
Net income            $  377,328       522,077       187,660      (104,302)
                       =========     =========     =========     =========
Company's 50% equity
 in net income        $  188,664       261,039        93,830       (52,151)
                       =========     =========     =========     =========


LIQUIDITY AND CAPITAL RESOURCES

The Company's cash requirements during the second quarter of 1999 were funded in part through earnings and noncash charges such as depreciation and amortization, a $100,000 distribution from the joint venture and from the sale of timber and equipment. The cash from these transactions was primarily used in operations. The Company expects to continue, when necessary, to use short-term borrowings to meet cash requirements not fully provided by earnings, depreciation and amortization. During the six months ended June 30, 1999, 43,849 shares of treasury stock were acquired for $1,494,245, and 300 shares were sold to a director of the Company for $10,650. There were approximately $22,000 of commitments for capital expenditures as of June 30, 1999.



Item 3.  Quantitative and Qualitative Disclosures about Market Risks

There have been no significant changes in the Company's market risk, primarily associated with marketable securities, since December 31, 1998.

                         PART II - OTHER INFORMATION


Item 1.  Legal Proceedings.

The Registrant has been advised that it is a potentially responsible party, together with 18 other parties, with regard to the Resolve, Inc. Superfund Site, located in North Dartmouth, Massachusetts, with potential joint and several liability of $5.7 million. The Resolve site was a waste chemical reclamation facility. The environmental problem at the site involves soil contamination including, particularly, PCB contaminants. The Registrant is contesting all liability. The Registrant's liability, if any, cannot be estimated at this time. It is the understanding of Registrant that clean-up at the site will involve treatment of contaminated soil and ground water. There may be other potential clean-up liability at other sites of which the Registrant has no specific knowledge.

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


Item 6.  Exhibits and Reports on Form 8-K.

     a.  Exhibits

        Exhibit          SB 601                                    Page
          No.           Ref. No.        Description                 No.
          27            602 (b) (27)    Financial Data Schedule
                                        for the Six Months Ended
                                        June 30, 1999               12

     b. The Company was not required to file Form 8-K for the quarter ended June 30, 1999.

                           PART II - OTHER INFORMATION
                                  (Continued)


                                     SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     VULCAN INTERNATIONAL CORPORATION


August 13, 1999                      By: /s/Benjamin Gettler
                                         -----------------------------------
     Date                                Chairman of the Board, President
                                         and Chief Executive Officer


August 13, 1999                      By: /s/Vernon E. Bachman
                                         -----------------------------------
     Date                                Vice President, Secretary-Treasurer
                                         and Principal Accounting Officer