Form 10-Q
period 1999-09-30
VULCAN INTERNATIONAL CORP
filed 1999-11-12
CIK 848446

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.   20549

                                   FORM 10-Q

         (Mark One)

         [ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended September 30, 1999

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

Outstanding shares of no par value common stock at September 30, 1999:

                                 1,093,705 shares

                       VULCAN INTERNATIONAL CORPORATION

                                    INDEX


Part I.  FINANCIAL INFORMATION                                         PAGE

        Item 1.  FINANCIAL STATEMENTS

                    Condensed Consolidated Balance Sheets                1

                    Condensed Consolidated Statements of Income          2

                    Condensed Consolidated Statements of Cash Flows      3

                    Schedule Supporting Net Income Per Common
                    Share and Dividends Per Common Share                 4

                    Notes to Condensed Consolidated Financial
                    Statements                                          5-9

                    Independent Accountants' Report                      10


        Item 2.     Management's Discussion and Analysis of
                    Financial Condition and Results of Operations       11-12

        Item 3      Quantitative and Qualitative Disclosures
                    about Market Risks                                   12


Part II.  OTHER INFORMATION

        Item 1.     Legal Proceedings                                    13

        Item 6.     Exhibits and Reports on Form 8-K                     13

                            PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

                           VULCAN INTERNATIONAL CORPORATION

                         CONDENSED CONSOLIDATED BALANCE SHEETS
                                                SEPTEMBER 30,  DECEMBER 31,
                                                    1999           1998
                                                 UNAUDITED
         -ASSETS-

CURRENT ASSETS:
  Cash                                          $   995,442     1,275,656
  Marketable securities (At fair market value)   46,802,959    50,347,778
  Accounts receivable                             2,238,964     1,234,135
  Inventories                                       765,584       512,220
  Prepaid tax and expense                            22,824       136,230
                                                 ----------    ----------
        TOTAL CURRENT ASSETS                     50,825,773    53,506,019
                                                 ----------    ----------
PROPERTY, PLANT AND EQUIPMENT-at cost            11,552,595    14,240,507
  Less-Accumulated depreciation and depletion     8,913,186    11,441,682
                                                 ----------    ----------
        NET PROPERTY, PLANT AND EQUIPMENT         2,639,409     2,798,825
                                                 ----------    ----------
OTHER ASSETS:
  Investment in joint venture                             -        63,089
  Marketable securities (At fair market value)   34,725,804    35,590,860
  Deferred charges and other assets               3,758,932     3,052,945
                                                 ----------    ----------
        TOTAL OTHER ASSETS                       38,484,736    38,706,894
                                                 ----------    ----------
                TOTAL ASSETS                    $91,949,918    95,011,738
                                                 ==========    ==========

     -LIABILITIES AND SHAREHOLDERS' EQUITY-

CURRENT LIABILITIES:
  Deferred income tax                           $14,491,060    15,686,091
  Notes payable - bank                            2,516,681     1,170,000
  Other                                           1,200,287     1,035,504
                                                 ----------    ----------
        TOTAL CURRENT LIABILITIES                18,208,028    17,891,595
                                                 ----------    ----------
OTHER LIABILITIES:
  Deferred income tax                            11,607,755    11,789,266
  Joint venture and minority interest
   in partnership                                   274,054        10,774
  Other liabilities                                       -        24,179
                                                 ----------    ----------
        TOTAL OTHER LIABILITIES                  11,881,809    11,824,219
                                                 ----------    ----------
SHAREHOLDERS' EQUITY:
  Capital stock                                     249,939       249,939
  Additional paid-in capital                      5,807,571     5,626,843
  Retained earnings                              26,018,312    25,054,570
  Accumulated other comprehensive income         49,598,167    52,506,224
                                                 ----------    ----------
                                                 81,673,989    83,437,576

    Less-Common stock in treasury-at cost        19,813,908    18,141,652
                                                 ----------    ----------
        TOTAL SHAREHOLDERS' EQUITY               61,860,081    65,295,924
                                                 ----------    ----------
                TOTAL LIABILITIES
                  AND SHAREHOLDERS' EQUITY      $91,949,918    95,011,738
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

                           PART I - FINANCIAL INFORMATION
                                       (Continued)

Item 1.  Financial Statements.

                          VULCAN INTERNATIONAL CORPORATION

                     CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                      UNAUDITED

                              Nine months ended         Three months ended
                                September 30,             September 30,
                              1999         1998         1999         1998
REVENUES:
  Net sales                $7,005,797    6,979,102    2,846,836    2,271,336
  Dividends                 1,391,951    1,278,232      466,186      429,036
                            ---------    ---------    ---------    ---------
    TOTAL REVENUES          8,397,748    8,257,334    3,313,022    2,700,372
                            ---------    ---------    ---------    ---------
COST AND EXPENSES:
  Cost of sales             6,873,163    6,813,555    2,653,217    2,180,719
  General and
   administrative           1,126,394    1,222,766      291,688      416,160
  Interest expense            132,138       21,906       61,184        4,359
                            ---------     --------    ---------    ---------
    TOTAL COST AND
     EXPENSES               8,131,695    8,058,227    3,006,089    2,601,238
                            ---------    ---------    ---------    ---------
EQUITY IN JOINT
 VENTURE INCOME(LOSS)
 AND MINORITY INTEREST        273,631      240,160       86,476      (18,040)
                            ---------    ---------    ---------    ---------
INCOME BEFORE
 GAIN ON SALE OF ASSETS       539,684      439,267      393,409       81,094

NET GAIN ON SALE OF
 PROPERTY, EQUIPMENT
  AND INVESTMENTS             317,392      530,214        2,258        5,416
                            ---------    ---------    ---------    ---------
INCOME FROM CONTINUING
 OPERATIONS BEFORE
 INCOME TAX                   857,076      969,481      395,667       86,510

INCOME TAX PROVISION          155,810      135,805       68,981       13,493
                            ---------    ---------    ---------    ---------
INCOME FROM CONTINUING
 OPERATIONS                   701,266      833,676      326,686       73,017


DISCONTINUED OPERATIONS:
 Gain on sale of division
  assets, net of income tax   988,845            -      988,845            -
 Income (loss) from
  operations, net of
  income tax                  (63,056)      72,777     (101,162)      (2,311)
                            ---------    ---------    ---------    ---------

        NET INCOME         $1,627,055      906,453    1,214,369       70,706
                            =========    =========    =========    =========

INCOME PER COMMON SHARE:
 Continuing operations            .64          .70          .30          .06
 Discontinued operations         (.06)         .06         (.09)           -
 Gain on disposal of
  discontinued operations         .89            -          .90            -
                            ---------    ---------    ---------    ---------

     TOTAL NET INCOME
      PER SHARE            $     1.47          .76         1.11          .06
                            =========    =========    =========    =========

DIVIDENDS PER
 COMMON SHARE              $      .60          .60          .20          .20
                            =========    =========    =========    =========

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                                      -2-

                             PART I - FINANCIAL INFORMATION
                                       (Continued)
Item 1.  Financial Statements.

                            VULCAN INTERNATIONAL CORPORATION

                     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                         For the nine months ended September 30,
                                        UNAUDITED

                                                    1999           1998
CASH FLOWS FROM OPERATING ACTIVITIES:
  Cash received from customers                  $ 6,859,360       6,952,651
  Cash paid to suppliers and employees           (8,776,260)     (8,732,349)
  Dividends received                              1,391,951       1,278,232
  Interest paid                                    (130,655)        (21,906)
  Income tax payments                                     -        (237,500)
                                                  ---------       ---------
     NET CASH FLOWS FROM OPERATING ACTIVITIES      (655,604)       (760,872)
                                                  ---------       ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of marketable securities        91,381               -
  Proceeds from sale of property and equipment      951,998         545,120
  Purchase of property and equipment               (260,330)       (633,452)
  Collections on notes receivable and other           8,600         656,839
  Cash distribution from joint venture              600,000         750,000
                                                  ---------       ---------
     NET CASH FLOWS FROM INVESTING ACTIVITIES     1,391,649       1,318,507
                                                  ---------       ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings under credit agreements          1,346,681       1,040,000
  Sale of treasury shares                            10,650           7,825
  Purchase of common shares                      (1,710,276)     (2,563,277)
  Cash dividends paid                              (663,314)       (715,926)
                                                  ---------       ---------
     NET CASH FLOWS FROM FINANCING ACTIVITIES    (1,016,259)     (2,231,378)
                                                  ---------       ---------
     DECREASE IN CASH AND CASH EQUIVALENTS         (280,214)     (1,673,743)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD  1,275,656       2,141,676
                                                  ---------       ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD      $   995,442         467,933
                                                  =========       =========
RECONCILIATION OF NET INCOME TO
  NET CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                   $ 1,627,055         906,453
   Adjustments-
     Depreciation and amortization                  348,605         323,983
     Deferred income taxes                          121,548          20,224

     Equity in joint venture income and
       minority interest                           (273,631)       (240,160)
     Net gain on sale of property and
       marketable securities                     (1,553,448)       (530,214)
     Increase in accounts receivable               (690,120)       (852,322)
     Increase in inventories                       (267,486)        (33,326)
     Increase (decrease) in accounts payable,
       accrued expenses and other assets             31,873        (355,510)
                                                  ---------       ---------
NET CASH FLOWS FROM OPERATING ACTIVITIES        $  (655,604)       (760,872)
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

                             PART I - FINANCIAL INFORMATION
                                       (Continued)
Item 1.  Financial Statements.

                             VULCAN INTERNATIONAL CORPORATION
                      SCHEDULE SUPPORTING NET INCOME PER COMMON SHARE
                              AND DIVIDENDS PER COMMON SHARE
                                        UNAUDITED

                                                                     EXHIBIT 1

                            Nine months ended         Three months ended
                               September 30,             September 30,
                             1999        1998          1999        1998

a) Income from
    operations            $  701,266     833,676       326,686      73,017
b) Income (loss) from
    discontinued
    operations, net
    of income tax            (63,056)     72,777      (101,162)     (2,311)
c) Gain on sale of
    division assets,
    net of income tax        988,845           -       988,845           -
                           ---------   ---------     ---------   ---------
d) Net income              1,627,055     906,453     1,214,369      70,706
                           =========   =========     =========   =========
e) Cash dividends on
    common shares            663,314     715,926       217,952     232,128
                           =========   =========     =========   =========
Weighted Average
 Shares:
f) Common shares
    issued                 1,999,512   1,999,512     1,999,512   1,999,512
g) Common
    treasury shares          891,467     800,587       909,966     822,470
                           ---------   ---------     ---------   ---------
h) Common shares
    outstanding            1,108,045   1,198,925     1,089,546   1,177,042
                           =========   =========     =========   =========
i) INCOME PER COMMON
    SHARE:
     Continuing
      operations (a/h)           .64         .70           .30         .06
     Discontinued
      operations (b/h)          (.06)         06          (.09)          -
     Gain on sale of
      division assets (c/h)      .89           -           .90           -
                           ---------   ---------     ---------   ---------

   NET INCOME PER
    SHARE                       1.47         .76          1.11         .06
                           =========   =========     =========   =========
j) Dividends per
    common share          $      .60         .60           .20         .20

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                        PART I - FINANCIAL INFORMATION
                                  (Continued)

Item 1.  Financial Statements.

                       VULCAN INTERNATIONAL CORPORATION

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

            For the nine months ended September 30, 1999 and 1998


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

There were no securities of the Registrant sold by the Registrant during the nine months ended September 30, 1999, that were not registered under the Securities Act of 1933, in reliance upon an exemption from registration provided by Section 4(2) of the Act.

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

INVENTORIES
                                           SEPTEMBER 30,     DECEMBER 31,
                                               1999             1998
                                            UNAUDITED
        Inventories consisted of:
          Finished goods                      $325,775          206,445


        Work in process                        121,351           91,048
        Raw materials                          318,458          214,727
                                               -------          -------
              Total inventories               $765,584          512,220
                                               =======          =======

                        PART I - FINANCIAL INFORMATION
                                  (Continued)

Item 1.  Financial Statements.

                        VULCAN INTERNATIONAL CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

             For the nine months ended September 30, 1999 and 1998
                                  (Continued)


COMPREHENSIVE INCOME
During the nine months and three months ended September 30, 1999 and 1998 total other comprehensive income (loss) was as follows:

                               Nine months ended        Three months ended
                                 September 30,             September 30,
                               1999         1998         1999        1998
 Net income                $ 1,627,055     906,453     1,214,369      70,706
 Other comprehensive
  income, net of tax:
   Unrealized (loss) on
    marketable securities   (2,847,753) (2,755,691)   (4,606,931)  3,072,147)
   Less: reclassification
    adjustment for gains
    included in net income     (60,304)          -       (60,304)          -
                             ---------   ---------     ---------   ---------
      Total comprehensive
      income (loss)        $(1,281,002) (1,849,238)    3,452,866  (3,001,441)
                             =========   =========     =========   =========

Accumulated comprehensive income consisted of unrealized holding gains on securities available for sale of $49,598,167 at September 30, 1999 and $52,506,224 at December 31, 1998.

DISCONTINUED OPERATIONS
In August 1999, the Company completed the sale of its Walnut Ridge, Arkansas plastics operations. The prior period's financial statements have been reclassified to present the results of operations from Walnut Ridge as discontinued operations. For business segment reporting purposes, the financial results from Walnut Ridge were previously reported in the segment "Rubber and Plastics." In connection with the sale the Company received a note for $600,000. Total proceeds from the disposal of the plastics operations were $1,322,319.

                        PART I - FINANCIAL INFORMATION
                                  (Continued)

Item 1.  Financial Statements.

                        VULCAN INTERNATIONAL CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

             For the nine months ended September 30, 1999 and 1998
                                  (Continued)

Net sales and income from discontinued operations are as follows:

                         Nine months ended          Three months ended
                           September 30,               September 30,
                          1999         1998         1999          1998
 [S]                    [C]          [C]          [C]           [C]
 Net sales              $543,683    1,151,505      174,699       347,793
                         =======     ========      =======       =======

 Income (loss) before
  income taxes           (78,820)      90,972     (126,453)       (2,889)
 Income tax (expense)
  benefit                 15,764      (18,195)      25,291           578
                         -------     --------      -------       -------
   Net income           $(63,056)      72,777     (101,162)       (2,311)
                         =======     ========      =======       =======

STOCK OPTIONS
In April 1999, the Company's Stock Option Committee granted options to purchase not more than 50,000 shares of treasury stock, at an exercise price of $33 per share, to the Company's President and Chairman of the Board.

BUSINESS SEGMENT INFORMATION
Effective December 31, 1998, Vulcan International Corporation adopted Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information." Segment operating income and other unallocated corporate (expense) income for the nine months ended September 30, 1998 have been restated to conform with the current year presentation. The Rubber and Plastics segment has been renamed Rubber and Foam Products due to the sale of the Company's Walnut Ridge, Arkansas plastics operations. Reportable segments for the nine months and three months ended September 30 are as follows:

                        PART I - FINANCIAL INFORMATION
                                  (Continued)

Item 1.  Financial Statements.

                        VULCAN INTERNATIONAL CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

             For the nine months ended September 30, 1999 and 1998
                                  (Continued)

                                Nine months ended       Three months ended
                                  September 30,            September 30,
                                1999         1998        1999        1998
  NET SALES FROM
   CONTINUING OPERATIONS:
    Rubber and Foam Products  $5,225,476   4,649,202    2,088,896   1,498,169
    Bowling Pins               1,749,201   2,501,369      713,710     746,332
    Real Estate Operations       558,521     482,889      112,872     112,457
    Intersegment net sales      (298,964)   (497,104)     (65,267)    (77,266)
                               ---------   ---------    ---------   ---------
                               7,234,234   7,136,356    2,850,411   2,279,692

   Timber sales reported in
    gain on sale of property
    and equipment               (228,437)   (157,255)      (3,375)     (8,357)
                               ---------   ---------    ---------   ---------
       TOTAL SALES FROM
        CONTINUING
        OPERATIONS            $7,005,797   6,979,101    2,846,836   2,271,335
                               =========   =========    =========   =========
  OPERATING PROFIT (LOSS)
   FROM CONTINUING
   OPERATIONS:
    Rubber and Foam Products  $ (681,572)   (690,134)     (62,880)   (239,550)
    Bowling Pins                 186,411      29,323      102,508     (49,474)
    Real Estate Operations       264,138     259,344       21,999      34,871
                               ---------   ---------    ---------   ---------
       TOTAL OPERATING
        PROFIT (LOSS)
        FROM CONTINUING
        OPERATIONS              (231,023)   (401,467)      61,627    (254,153)

  Interest expense - net        (132,138)    (21,906)     (61,184)     (4,359)
  Other unallocated corporate
   income - net                1,220,237   1,392,854      395,224     345,022
  Income tax provision          (155,810)   (135,805)     (68,981)    (13,493)
                               ---------   ---------    ---------   ---------

                        PART I - FINANCIAL INFORMATION
                                  (Continued)

Item 1.  Financial Statements.

                        VULCAN INTERNATIONAL CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

             For the nine months ended September 30, 1999 and 1998
                                  (Continued)


       INCOME FROM CONTINUING
        OPERATIONS               701,266     833,676      326,686      73,017

  DISCONTINUED OPERATIONS:
   Gain on disposal of
    division assets, net
    of income tax                988,845           -      988,845           -
   Gain (loss) from
    operations, net of
    income tax                   (63,056)     72,777     (101,162)     (2,311)
                               ---------   ---------    ---------   ---------

       NET INCOME             $1,627,055     906,453    1,214,369      70,706
                               =========   =========    =========   =========

REVIEW BY INDEPENDENT ACCOUNTANTS
The condensed consolidated financial statements at September 30, 1999, and for the nine-month period then ended have been reviewed, prior to filing, by the Registrant's independent accountants, J.D. Cloud & Co. L.L.P., whose report covering their review of the financial statements is included in this report.

                               INDEPENDENT ACCOUNTANT'S REPORT


To the Board of Directors
Vulcan International Corporation
Wilmington, Delaware


We have reviewed the accompanying condensed consolidated balance sheet of Vulcan International Corporation and subsidiaries as of September 30, 1999, and the related condensed consolidated statements of income and cash flows for the nine-month and three-month periods ended September 30, 1999 and 1998. These financial statements are the responsibility of the Company's management.

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

Cincinnati, Ohio
November 4, 1999

                         PART I - FINANCIAL INFORMATION
                                  (Continued)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


Net sales revenue from continuing operations for the nine months ended September 30, 1999, increased $26,695 or .4% over the corresponding period in 1998. Cost of sales increased $59,608 or .9% during the nine months ended September 30, 1999 compared to the corresponding period in 1998. Net sales revenue for the third quarter of 1999 increased $575,500 or 25.3% and cost of sales increased $472,498 or 21.7% compared to the corresponding quarter in 1998, due primarily to increased sales in the Company's Rubber segment.

Income (loss) from discontinued operations, net of income taxes, for the nine months ended September 30, 1999, was $(63,056), as compared to $72,777 for the corresponding period in 1998. Included in net income for the nine months ended September 30, 1999, is an after-tax gain of $988,845 on the disposal of the plastics division.

General and administrative expenses decreased $96,372 or 7.9% in the nine months ended September 30, 1999, as compared to the corresponding period in 1998. General and administrative expenses for the third quarter of 1999 decreased $124,472 or 29.9% compared to the corresponding quarter in 1998. These decreases are primarily due to decreased costs involved in the Company's plastics operations.

Interest expense increased $110,232 for the nine months ended September 30, 1999 and increased $56,825 for the three-months ended September 30, 1999. These increases are due to increased borrowings under the Company's line of credit agreement.

Gains on the sale of property and equipment were $317,392 for the nine months ended September 30, 1999, as compared to $530,214 for the corresponding period in 1998. Gains in 1999 are the result of the sales of timber and the exchange of marketable securities. Gains in 1998 were the result of sales of timber and excess equipment from the Company's rubber plant in Clarksville, Tennessee. Gains on the sale of property and equipment were $2,258 in the third quarter of 1999 as compared to $5,416 in the third quarter of 1998.

The Company has examined the problem Year 2000 Compliance with its technical advisors. We have been advised that we are now Year 2000 compliant.

The Company has a 50% interest in a joint venture, Vulcan Brunswick Bowling Pin Company (VBBPC) which manufactures bowling pins in Antigo, Wisconsin, for Brunswick and the Company. The Company received cash distributions of $600,000 from VBBPC during the first nine months of 1999. The excess of cash distributions over the Company's investment in VBBPC is included in other liabilities at September 30, 1999.

                        PART I - FINANCIAL INFORMATION
                                 (Continued)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. (Continued)

Summarized income statement information for VBBPC consists of the following:

                          Nine Months Ended          Three Months ended
                            September 30,               September 30,
                         1999          1998          1999         1998

Net sales             $6,072,454     8,988,990     1,921,849     2,149,600
Costs and expenses     5,520,413     8,501,068     1,747,136     2,183,755
                       ---------     ---------     ---------     ---------
Net income(loss)      $  552,041       487,922       174,713       (34,155)
                       =========     =========     ==========    =========
Company's 50% equity
 in net income(loss)  $  276,021       243,961        87,357       (17,078)
                       =========     =========     ==========    =========


LIQUIDITY AND CAPITAL RESOURCES

The Company's cash requirements during the third quarter of 1999 were funded in part through earnings and noncash charges such as depreciation and amortization, a $100,000 distribution from the joint venture and from the sale of timber and equipment and the sale of the Company's plastics operations. The cash from these transactions was primarily used in operations. The Company expects to continue, when necessary, to use short-term borrowings to meet cash requirements not fully provided by earnings, depreciation and amortization. During the nine months ended September 30, 1999, 50,429 shares of treasury stock were acquired for $1,710,276 and 7,799 shares were sold to directors of the Company for $218,747. The Company has recorded accounts receivable of $208,097 in connection with the sale of 7,499 shares of treasury stock to certain directors in the third quarter of 1999. There were approximately $50,000 of commitments for capital expenditures as of September 30, 1999.


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


Item 6.  Exhibits and Reports on Form 8-K.

     a.  Exhibits

        Exhibit          SB 601                                    Page
          No.           Ref. No.        Description                 No.
          27            602 (b) (27)    Financial Data Schedule
                                        for the Nine Months Ended
                                        September 30, 1999          15

     b. The Company was not required to file Form 8-K for the quarter ended September 30, 1999.

                           PART II - OTHER INFORMATION
                                  (Continued)


                                     SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     VULCAN INTERNATIONAL CORPORATION


November 12, 1999                     By: /s/Benjamin Gettler
--------------------                      --------------------------------
Date                                      Chairman of the Board, President
                                          and Chief Executive Officer


November 12, 1999                     By: /s/Vernon E. Bachman
--------------------                      -----------------------------------
Date                                      Vice President, Secretary-Treasurer
                                          and Principal Accounting Officer