Form 10-K
period 1999-12-31
VULCAN INTERNATIONAL CORP
filed 2000-03-29
CIK 848446

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.   20549

                                FORM 10-K

   (Mark One)

     [ X ]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934       [FEE REQUIRED]
              For the fiscal year ended December 31, 1999

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

As of January 31, 2000, 1,109,005 common shares were outstanding, and the aggregate market value of the common shares (based upon the closing price of these shares on the American Stock Exchange) of Vulcan International Corporation held by nonaffiliates was approximately $35,072,283.

                       DOCUMENTS INCORPORATED BY REFERENCE

Documents Incorporated by Reference              Applicable Part of Form 10-K
-----------------------------------              ----------------------------

Annual Report to Shareholders for the
Year Ended December 31, 1999                            Part I and II

Proxy Statement Dated March 23, 2000 Furnished
to Shareholders in Connection with Registrant's
Annual Meeting of Shareholders                          Part I and III

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

(b)  Financial Information About Industry Segments-

The sales, operating profit and identifiable assets attributable to each of the Registrant's industry segments for the three years ended December 31, 1999, are set forth in Note 13 of the Notes to Consolidated Financial Statements included under Part IV, Item 14(a)1 of this Form 10-K.

(c)  Narrative Description of Business-


RUBBER AND PLASTICS:

RUBBER AND FOAM PRODUCTS-

Vulcan manufactures rubber and foam products in a 272,000 sq. ft. building located in Clarksville, Tennessee. Approximately 50% of sales of those products in 1999 were for use by shoe manufacturers in the United States. The Company is concentrating on the manufacture of rubber sheet stock and custom-mix materials for those manufacturers. The majority of the non-footwear sales of products manufactured in Clarksville were for use as sports flooring and automobile mats. The Rubber Division also manufactures high-density foam products for sale to manufacturers for diverse uses. It anticipates that in the Year 2000, the facility will also be manufacturing a 2-lb. density foam for marketing to other prospective users.

PLASTICS-

Vulcan sold its plastics manufacturing assets in August 1999. Vulcan had produced plastic products and shoe lasts in Walnut Ridge, Arkansas. A shoe last is the form over which non-rubber shoes are manufactured and which determines the shoe style, fit and shape.

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

                                    PART I
                                  (Continued)

Item 1.  Business.  (Continued)

Vulcan Bowling Pin Company sells and services its bowling pins through its own sales force as well as manufacturers' representatives in the United States and through distributors in foreign countries under the name of Vultex II and Vultuf, as well as various private label names. In 1999, Vulcan Brunswick Bowling Pin Co. entered into an agreement with Winsome Industrial Company, Ltd. located in Taiwan, pursuant to which it purchases bowling pins manufactured by Winsome in Taiwan bearing the name Vultuf. These pins are sold solely outside of the United States.

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

REAL ESTATE-
Vulcan has a majority interest in the upper seven floors of the ten-story Cincinnati Club Building in downtown Cincinnati, Ohio. These floors contain approximately 56,000 square feet of finished office space and approximately 32,000 square feet of unfinished and common area space. Vulcan occupies a substantial portion of the tenth floor of the building and manages the seven floors of office space. The first three floors consist of public rooms owned by a company which uses the space for public functions and a catering service. There is direct access into the building from an eight-story parking garage immediately adjacent to the Cincinnati Club Building owned and operated by the City of Cincinnati. Vulcan Corporation also owns undeveloped lands in Michigan from which it sells timber.

Patents, trademarks, licenses, franchises and concessions are not material factors in the business. Vulcan Bowling Pin Company owns an American Bowling Congress permit to label its Surlyn plastic-coated bowling pins as "ABC approved".

No major expenditures for pollution controls are anticipated in 2000. Expenditures thereafter should not be in excess of 5% of normal capital expenditures in any one year. This rate of expenditure should not have a significant effect on either the earnings or the competitive position of the Registrant or any of its subsidiaries. See Item 3 - Legal Proceedings.

                                 PART I
                              (Continued)


Item 1.  Business.  (Continued)

At December 31, 1999, the Registrant employed 103 people, down from 131 at the end of 1998. The reduction in the Registrant's work force was primarily the result of the sale of the plastic operations in Walnut Ridge, Arkansas.

The Company has commitments for capital expenditures of approximately $100,000 at December 31, 1999.

(d)  Financial Information About Foreign and Domestic Operations and Export

The Registrant's entire operations are within the United States. Export sales of all products are handled by ACI International, Inc., a domestic international sales corporation (DISC) which during 1999, had sales of $386,000; net income of $12,000; and assets of $1,016,000.


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


The age of the buildings ranges from approximately 37 to 76 years. The structures are of steel, brick and concrete construction and are generally in good condition. The plant is sprinklered. Excellent transportation facilities are available for the factory and it is located on a rail siding.

                                 PART I
                              (Continued)


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


Item 4.  Submission of Matters to a Vote of Security Holders.

There were no matters submitted to a vote of security holders through the solicitation of proxies or otherwise during the fourth quarter of the year ended December 31, 1999, that require disclosure under this item.

                                PART II


Item 5.  Market for Registrant's Common Equity and Related Stockholder
Matters.


The common stock of Vulcan International Corporation is listed and traded on the American Stock Exchange. There were approximately 480 shareholders of record as of December 31, 1999. The high and low sales price and the dividends paid for each quarterly period within the two most recent years were as follows:

                          1999                          1998
   QUARTER        HIGH    LOW     DIVIDEND     HIGH     LOW     DIVIDEND
   -------        ----    ---     --------     ----     ---     --------

    First      39-3/8    32-5/8      $.20     39       36-1/4      $.20
    Second     38-1/8    32-9/16     $.20     41-1/4   37-1/2      $.20
    Third      37-1/4    27-3/4      $.20     41       32-7/8      $.20
    Fourth     31-1/2    26-3/4      $.20     36-1/2   30          $.20


                                      PART II
                                    (Continued)

Item 6.  Selected Financial Data.

The information required by this item is set forth below:

                       1999        1998        1997        1996        1995
                      ------      ------      ------      ------      ------
Net revenue -
 continuing
 operations        $10,919,626  10,582,060  11,373,204  14,301,258  15,325,939
Income (loss)
 from continuing
 operations before
 taxes               1,996,784   1,664,416   1,971,419   2,227,789    (844,461)
Income taxes
 (benefit)             416,853     279,537     352,970     474,499    (540,684)
Net income (loss)
 from continuing
 operations          1,579,931   1,384,879   1,618,449   1,753,290    (303,777)
Income (loss) from
 disposed operations,
 net of tax            (63,056)     69,637     167,356     205,062     215,754
Gain on sale of
 disposed operations,
 net of tax            988,845           -           -           -           -
Net income (loss)    2,505,720   1,454,516   1,785,805   1,958,352     (88,023)

Income (loss) per
 common share:
  Continuing
  operations              1.41        1.17        1.30        1.46        (.24)
  Discontinued
  operations              (.06)        .06         .14         .17         .17
 Gain on disposal
 of discontinued
 operations                .88           -           -           -           -
                          ----        ----        ----        ----        ----
    Net income            2.23        1.23        1.44        1.63        (.07)
                          ====        ====        ====        ====         ===
Dividends per
 common share              .80         .80         .80         .80         .80
Property, plant
and equipment (net)  2,618,649   2,798,825   2,498,771   2,955,657   2,851,181
Depreciation           488,591     513,045     594,138     662,687     677,631
Current assets      53,283,499  53,506,019  38,900,356  28,500,783  23,624,962
Ratio current
 assets to current
 liabilities         2.90 to 1   2.99 to 1   3.38 to 1   3.62 to 1   2.80 to 1
Total assets        89,541,423  95,011,738  82,415,593  59,848,623  51,076,828




                                     PART II
                                   (Continued)


Item 6.  Selected Financial Data.  (Continued)


Long-term debt               -           -           -           -           -
Redeemable
 preferred stock
 (solely at the
 option of the
 issuer)                     -           -           -     66,060       66,060
Accumulated other
 comprehensive
 income             47,852,421  52,506,224  43,211,515  27,983,826  21,977,823
Total share-
 holders' equity    61,117,962  65,295,924  58,494,990  43,948,759  36,105,488
Book value per
 common share            55.23       57.46       48.05       35.04       29.72


The selected financial data presented above has been reclassified to reflect the Company's sale of it's Walnut Ridge Plastics division in August 1999.



Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The information required by this item is incorporated by reference to the 1999 Annual Report to Shareholders.


Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

The Company's market risk primarily is represented by the risk of changes in the value of marketable equity securities caused by fluctuations in equity prices. Marketable securities, at December 31, 1999, are recorded at a fair value of approximately $78,884,000, including net unrealized gains of $72,504,000. Marketable securities have exposure to price risk. The Company's available for sale marketable securities, at fair value, are invested as follows; 58% in two financial institutions, 39% in eight communications companies and 3% in other industries. The estimated potential loss in fair value resulting from a hypothetical 10% decrease in prices quoted by the stock exchange is $7,888,400.

                                   PART II
                                 (Continued)


Item 8.  Financial Statements and Supplementary Data.

The consolidated financial statements required by this item are included under
Part IV, Item 14(a)1 of this Form 10-K.

Other information required by this item is set forth below:

                                          1999
                      First      Second       Third      Fourth
                     Quarter     Quarter     Quarter     Quarter     Total
                     -------     -------     -------     -------     -----
Total revenue(1)   $2,541,003   2,543,723   3,313,022   2,521,878  10,919,626
Gross profit
 (loss)(1)             (1,295)    (59,420)    193,619    (372,618)   (239,714)
Income from
 continuing
 operations            65,361     309,435     326,686     878,449   1,579,931
Net income             45,444     367,242   1,214,369     878,665   2,505,720

Earnings per share:
 Income from
 continuing
 operations              0.06        0.28        0.30        0.77        1.41
 Net income              0.04        0.33        1.11        0.75        2.23

                                          1998
                      First      Second       Third      Fourth
                     Quarter     Quarter     Quarter     Quarter     Total
                     -------     -------     -------     -------     -----
Total revenue(1)   $3,059,472   2,497,490   2,700,372   2,324,726  10,582,060
Gross profit
 (loss)(1)            211,727    (129,304)     90,617    (252,709)    (79,669)
Income from
 continuing
 operations           692,010      74,643      73,017     545,209   1,384,879
Net income            716,095     119,652      70,706     548,063   1,454,516

Earnings per share:
 Income from
 continuing
 operations              0.57        0.06        0.06        0.48        1.17
 Net income              0.59        0.10        0.06        0.48        1.23

                                   PART II
                                 (Continued)


Item 8.  Financial Statements and Supplementary Data. (Continued)


<FOOTNOTE>
(1) Represents income from continuing operations, adjusted to give retroactive effect to the disposition of the Walnut Ridge plastics operations.

</FOOTNOTE>



Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

                                      PART III


Item 10.  Directors and Executive Officers of the Registrant.

(a)  Identification of Directors-

The information required by this item is incorporated herein by reference to the Registrant's Proxy Statement dated March 23, 2000, in connection with its Annual Meeting to be held May 3, 2000.

(b)  Identification of Executive Officers-

     NAME                        AGE          POSITION AND TIME IN OFFICE

     Benjamin Gettler             74          President since November 1988;
                                              Chairman of The Board since
                                              June 1990; Director since 1960.

     Vernon E. Bachman            62          Vice President and Treasurer
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


Item 11.  Executive Compensation.

The information required by this Item is incorporated herein by reference to the Registrant's proxy statement dated March 23, 2000, in connection with its annual meeting to be held May 3, 2000.


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

Other information required by this item is incorporated herein by reference to the Registrant's proxy statement dated March 23, 2000, in connection with its annual meeting to be held May 3, 2000.

                                      PART III
                                     (Continued)


Item 13.  Certain Relationships and Related Transactions.

There were no significant items to report under this caption other than those reported in the Registrant's Proxy Statement dated March 23, 2000, in connection with its Annual Meeting to be held May 3, 2000, which is incorporated herein by reference.

                                 PART IV


Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)      1.    Financial Statements.

               The following Consolidated Financial Statements of Vulcan International Corporation and subsidiaries are included under this item (see attached shareholders report and proxy statement):
                                                                      Page

                   Independent Auditors' Report.                       21

                   Consolidated Balance Sheets at December 31,
                    1999, and 1998.                                   22-23

                   Consolidated Statements of Income for Each
                    of the Three Years in the Period Ended
                    December 31, 1999.                                 24

                   Consolidated Statements of Shareholders'
                    Equity for Each of the Three Years in the
                    Period Ended December 31, 1999.                   25-27

                   Consolidated Statements of Cash Flows for
                    Each of the Three Years in the Period
                    Ended December 31, 1999.                          28-29

                   Notes to the Consolidated Financial
                    Statements for the Three Years Ended
                    December 31, 1999.                                30-47

         2.    Financial Statement Schedule.

                   Independent Auditors' Report on Schedule.           67

                   Schedule II - Valuation and Qualifying Accounts.    68


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

                                    PART IV
                                  (Continued)

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K. (Continued)

         3.    Financial Statements.

               The following financial statements of Vulcan International Corporation's 50% owned Joint Venture, Vulcan-Brunswick Bowling Pin Company, are included under this item:


                                                                          Page

                  Independent Auditors' Report                             70
                  Balance Sheets at December 31, 1999 and 1998             71
                  Statements of Income for the years ended
                   December 31, 1999 and 1998                              72
                  Statements of Partners' Capital for the years
                   ended December 31, 1999 and 1998                        73
                  Statements of Cash Flows for the years ended
                   December 31, 1999 and 1998                              74
                  Notes to the financial statements for the years
                   ended December 31, 1999 and 1998                      75-79

         4.    Exhibits.

                 3.    Registrant's Articles of Incorporation and
                        By-Laws are incorporated herein by reference.
                11.    Statement regarding computation of per share
                        earnings is incorporated herein by reference
                        to Registrant's 1999 Annual Report to
                        Shareholders                                       47
                13.    Registrant's 1999 Annual Report to Shareholders
                        is incorporated herein by reference.             14-51
                20.    Proxy Statement dated March 23, 2000, is
                        incorporated herein by reference.                52-65
                21.    Subsidiaries of the Registrant.                     66
                27.    Financial Data Schedule
               99.1    Independent Auditors' Report on Schedule            67
               99.2    Valuation and Qualifying accounts                   68
               99.3    Vulcan-Brunswick Bowling Pin Company financial
                        statements                                       69-79

(b)      Reports on Form 8-K.

         There were no reports on Form 8-K for the three months ended December 31, 1999.

                                  EXHIBIT 13

                       VULCAN INTERNATIONAL CORPORATION
                               AND SUBSIDIARIES

                       CONSOLIDATED FINANCIAL STATEMENTS

                     For the year ended December 31, 1999
















                                                  J.D. CLOUD & CO. L.L.P.
                                               CERTIFIED PUBLIC ACCOUNTANTS
                                                    CINCINNATI, OHIO

                     VULCAN INTERNATIONAL CORPORATION



                            EXECUTIVE OFFICERS

         BENJAMIN GETTLER                      VERNON E. BACHMAN
       Chairman of the Board                   Vice President and
           and President                       Secretary-Treasurer



                                DIRECTORS

 LEONARD ACONSKY          WILLIAM T. CRUTCHFIELD         THOMAS D. GETTLER
DENNIS J. BUCKLEY            BENJAMIN GETTLER          STANLEY I. RAFALO, O.D.



                            VULCAN CORPORATION
                          (Operating Subsidiary)

                              Executive Officers

  BENJAMIN GETTLER           VERNON E. BACHMAN            CONNIE F. ARMSTRONG
Chairman of the Board          Vice President                  Secretary
    and President              and Controller



                              Operating Officers

           EDWARD A. RITTER                       RICARDO M. DEFELICE
           General Manager                           Vice President
       Rubber Products Division                  Vulcan Bowling Pin Co.

          JOHN F. GABRIEL, JR.                      MICHAEL NEWTON
            Vice President                          General Manager,
      Vulcan Blanchester Realty Co.           Vulcan-Brunswick Bowling Pin Co.

TO OUR SHAREHOLDERS:

Vulcan continued to evolve in 1999.

Sales of domestically produced footwear declined in 1999 to approximately 7% of shoes purchased by U.S. consumers, compared to almost 80% only twenty years earlier when Vulcan had three manufacturing facilities entirely devoted to producing shoe lasts. In the first half of 1999, shoe last sales continued the accelerated decline which was evident in 1998. In addition, all military last orders were completed and prospects for additional military orders were bleak. Vulcan's origin was in the manufacture of shoe lasts, starting in 1909. Ninety years later, in 1999, the decision was made to exit that business. Accordingly, it was sold to the larger of the two remaining U.S. shoe last manufacturers. At approximately the same time, Vito Mangiaracina and Charles Smith, the two people who had been most responsible for the success of the last division for more than 33 years, decided to retire. We will miss them.

The Company continued its efforts to develop and market foam products in its Rubber Division. There are substantial growth opportunities in that market. Vulcan has developed, and is currently selling, high-density foam products, and is continuing its efforts to develop a 2 lb.-density foam which commands a greater share of the market place. These efforts have been costly and time-consuming. We are hopeful that the Year 2000 will see success in those developments.

A decision has been made to expand the Company's Real Estate Division - an area in which Company management has substantial past experience and past success. Three separate offers to purchase substantial size office buildings in the downtown area of Cincinnati were made in 1999, however, no purchases were completed. It is management's intention to continue efforts in that direction in the Year 2000.

Despite the problems referred to above, consolidated net profit for the past 12-month period ended December 31, 1999 on continuing operations (excluding the Last Division) increased from $1,384,879 in 1998 to $1,579,931, that is an increase of 14%, while revenues increased from $10,582,060 to $10,919,626, that is, an increase of 3%. Per share earnings rose from $1.17 to $1.41.
The sale of the Last Division referred to above, which is now accounted for as a discontinued operation, resulted in net earnings, including capital gains on the sale of the Division, of $925,789 compared to net earnings of $69,637 from the 1998 operations.

The total net earnings of the combined continuing and discontinued operations in 1999 were $2,505,720, that is, $2.23 per share. The combined total net earnings in 1998 on continuing operations and discontinued operations were $1,454,516, that is, $1.23 per share.


                                         BENJAMIN GETTLER
                                       Chairman of the Board
                                           and President

                             DESCRIPTION OF BUSINESS


Vulcan International Corporation is a Delaware holding company which is the owner of 100% of the common stock of Vulcan Corporation, a manufacturer of the products described below:

                             RUBBER AND FOAM PRODUCTS

Vulcan manufactures rubber and foam products in a 272,000 sq. ft. building located in Clarksville, Tennessee. Approximately 50% of sales of those products in 1999 were for use by shoe manufacturers in the United States.
The Company is concentrating on the manufacture of rubber sheet stock and custom-mix materials for those manufacturers. The majority of the non-footwear sales of products manufactured in Clarksville were for use as sports flooring and automobile mats. The Rubber Division also manufactures high-density foam products for sale to manufacturers for diverse uses. It anticipates that in the Year 2000, the facility will also be manufacturing a 2-lb. density foam for marketing to other prospective users.


                                 BOWLING PINS

The Company is a 50% owner of a Joint Venture with Brunswick Bowling and Billiards Corporation which manufactures bowling pins in Antigo, Wisconsin. The pins are manufactured from hard maple and coated with Surlyn. Vulcan sells pins in the United States and worldwide under the name of Vultex II, and Vultuf, as well as various private label names.


                                REAL ESTATE

On August 12, 1993, Vulcan purchased a majority interest in the upper seven floors of the ten-story Cincinnati Club Building in downtown Cincinnati, Ohio, and manages that space. These floors contain approximately 60,000 square feet of finished office space and approximately 32,000 square feet of unfinished and common area space. Vulcan occupies a substantial portion of the tenth floor of the building. The first three floors consist of public rooms owned by a company which uses the space for public functions and a catering service. There is direct access into the building from an eight-story parking garage immediately adjacent to the Cincinnati Club Building owned and operated by the City of Cincinnati. A picture of the building appears below. In addition, the Company owns approximately 14,000 acres of undeveloped land in the Upper Peninsula of Michigan. Timber is harvested from that land and sold both in domestic and foreign markets.

                    MANAGEMENT ANALYSIS OF RECENT YEARS


1999 COMPARED TO 1998
---------------------
In the Rubber Division, the Company increased its sales of low margin custom mix rubber and continued its research and development efforts to develop and market higher margin additional foam products. As a result, sales of rubber and foam products increased from $6,113,730 in 1998 to $6,880,103 in 1999 while operating loss (before taxes) increased from $960,571 in 1998 to $1,179,291 in 1999.

Changes in bowling pin manufacturing resulted in substantially reduced costs which were largely responsible for operating profit (before taxes) from the bowling pin segment increasing from $215,079 in 1998 to $733,963 in 1999.

Operating profit (before taxes) in the real estate operations segment fell from $403,522 to $321,011, primarily as the result of a huge increase in real estate taxes. The increase is being appealed through appropriate legal processes.

Gross gains on the disposal of assets were $89,429 in 1999 compared to $408,866 in 1998. In 1999 the gains were mainly from the sale of marketable securities. In 1998, the gains were mainly from the sale of excess equipment from the Clarksville, Tennessee plant. Dividends and interest income (before tax) were $1,907,508 compared to $1,828,520 in 1998.

In August of 1999, Vulcan International Corporation sold all of the assets of its last manufacturing plant in Walnut Ridge, Arkansas. Sales from the Last Division were $1,621,268 in 1998 and $758,712 in the approximately 7 1/2 months it was owned by Vulcan in 1999. The sale of the Last Division resulted in 1999 net earnings, including capital gains on the sale, of $925,789 compared to net earnings of $69,637 on operations in 1998.


1998 COMPARED TO 1997
---------------------
Sales of rubber and plastic products (47% of which were sales to the shoe industry) decreased from $9,332,565 in 1997 to $7,734,998 in 1998.
Operating losses of the Company's rubber and plastic business segment (before taxes) increased from $322,956 in 1997 to $873,525 in 1998. The primary cause of these losses was the almost total elimination of sales of components for military footwear in the last half of 1998 resulting from an inventory-cutting program of the U.S. Department of Defense. Such sales constituted 46% of shoe component sales of the Company's rubber and plastic business segments. Plastic products consisted primarily of shoe last.

Operating profit (before taxes) from the bowling pin segment decreased from $512,975 in 1997 to $215,079 in 1998. Sales increased during the first half of the year; however, in the second half of 1998, the severe recession in the Far East eliminated most sales to that area of the world, which had been a major purchaser of bowling pins.

                      MANAGEMENT ANALYSIS OF RECENT YEARS
                                 (Continued)


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

           FINANCIAL POSITION, LIQUIDITY AND CAPITAL COMMITMENTS


The Company's cash requirements in 1999 were funded by its cash flow and short term borrowing. The working capital decreased $714,284 during the current year. The decreased working capital was mainly a result of decreased value of marketable securities and an increase in short term borrowing. Capital expenditures were $378,530 compared to total depreciation and amortization of $493,666.


                          1999                          1998
   QUARTER        HIGH    LOW     DIVIDEND     HIGH     LOW     DIVIDEND
   -------        ----    ---     --------     ----     ---     --------

    First      36-3/8    32-5/8      $.20     39       36-1/4      $.20
    Second     38-1/8    32-9/16     $.20     41-1/4   37-1/2      $.20
    Third      37-1/4    27-3/4      $.20     41       32-7/8      $.20
    Fourth     31-1/2    26-3/4      $.20     39-1/2   30          $.20


The common stock of Vulcan International Corporation is listed on the American Stock Exchange. The high and low sale prices and the dividends paid for each quarterly period within the two most recent years were as shown.



                                  FORM 10-K

A copy of the 1999 Vulcan International Corporation 10-K report filed with the Securities and Exchange Commission will be furnished without charge upon request by a shareholder or beneficial owner as of the record date, March 22, 2000, of securities entitled to vote at the annual meeting of shareholders. Requests should be addressed to:


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

                      INDEPENDENT AUDITORS' REPORT



To the Board of Directors
Vulcan International Corporation
Wilmington, Delaware

We have audited the accompanying consolidated balance sheets of Vulcan International Corporation (a Delaware Corporation) and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Vulcan International Corporation and subsidiaries at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with generally accepted accounting principles.

As discussed in Note 9 to the consolidated financial statements, the Company has been advised that it is a potentially responsible party in certain environmental matters. The amount of liability cannot be predicted at this time.



                                          /s/ J.D. CLOUD & CO. L.L.P.
                                          Certified Public Accountants

Cincinnati, Ohio
February 10, 2000

              VULCAN INTERNATIONAL CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                       At December 31, 1999 and 1998

     -ASSETS-                                      1999        1998
CURRENT ASSETS:
   Cash                                        $ 1,088,626    1,275,656
   Marketable securities                        49,554,152   50,347,778
   Accounts receivable (less-allowance
     for doubtful accounts-$158,844
     in 1999; $256,211 in 1998)                  1,409,773    1,234,135
   Inventories                                   1,123,403      512,220
   Prepaid expense                                  18,170       21,608
   Refundable federal income tax                    89,375      114,622
                                                ----------   ----------
     TOTAL CURRENT ASSETS                       53,283,499   53,506,019
                                                ----------   ----------
 PROPERTY, PLANT AND EQUIPMENT:
   Land                                             88,581       88,581
   Timberlands and timber cutting rights           700,393      700,393
   Buildings and improvements                    4,186,696    3,968,866
   Machinery and equipment                       6,663,799    9,137,505
   Leasehold improvements                                -      282,654
   Construction-in-process                               -       62,508
                                                ----------   ----------
     Total                                      11,639,469   14,240,507
   Less-Accumulated depreciation
    and depletion                                9,020,820   11,441,682
                                                ----------   ----------
     PROPERTY, PLANT AND EQUIPMENT-NET           2,618,649    2,798,825
                                                ----------   ----------
MODELS AND PATTERNS-at nominal value                     1            1
                                                ----------   ----------
INVESTMENT IN JOINT VENTURE                              -       63,089
                                                ----------   ----------
DEFERRED CHARGES AND OTHER ASSETS:
   Marketable securities                        29,329,505   35,590,860
   Note receivable                                 457,123            -
   Other                                         3,852,646    3,052,944
                                                ----------   ----------
     TOTAL DEFERRED CHARGES AND
       OTHER ASSETS                             33,639,274   38,643,804
                                                ----------   ----------
          TOTAL ASSETS                         $89,541,423   95,011,738
                                                ==========   ==========






     -LIABILITIES AND SHAREHOLDERS' EQUITY-         1999         1998

CURRENT LIABILITIES:
   Notes payable - bank                        $ 1,810,000    1,170,000
   Accounts payable-
     Trade                                         559,867      213,189
     Other                                          26,210      227,906
   Accrued salaries, wages and commissions         133,768      192,598
   Accrued other expenses                          393,195      401,811
   Deferred income tax                          15,460,319   15,686,091
                                                ----------   ----------
     TOTAL CURRENT LIABILITIES                  18,383,359   17,891,595
                                                ----------   ----------
OTHER LIABILITIES:
   Deferred income tax                           9,999,296   11,789,266
   Other                                            29,877       24,179
                                                ----------   ----------
     TOTAL OTHER LIABILITIES                    10,029,173   11,813,445
                                                ----------   ----------

COMMITMENTS AND CONTINGENCIES (See Note 9)               -            -

MINORITY INTEREST IN PARTNERSHIP                    10,929       10,774
                                                ----------   ----------
SHAREHOLDERS' EQUITY:
   Common stock no-par value;
     Authorized 2,000,000 shares; issued
     1,999,512                                     249,939      249,939
   Additional paid-in capital                    6,146,698    5,626,843
   Retained earnings                            26,675,335   25,054,570
   Accumulated other comprehensive income       47,852,421   52,506,224
                                                ----------   ----------
                                                80,924,393   83,437,576
     Less-Common stock in treasury-at cost,
        892,907 shares in 1999 and
        863,177 shares in 1998                  19,806,431   18,141,652
                                                ----------   ----------
     TOTAL SHAREHOLDERS' EQUITY                 61,117,962   65,295,924
                                                ----------   ----------
          TOTAL LIABILITIES AND
             SHAREHOLDERS' EQUITY              $89,541,423   95,011,738
                                                ==========   ==========

The accompanying notes to consolidated financial statements are an integral part of these statements.

                 VULCAN INTERNATIONAL CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF INCOME
                        Three years ended December 31, 1999

                                          1999          1998          1997
REVENUES:
   Net sales                         $ 9,012,118     8,753,540     9,579,053
   Dividends and interest              1,907,508     1,828,520     1,794,151
                                      ----------    ----------    ----------
     TOTAL REVENUES                   10,919,626    10,582,060    11,373,204
                                      ----------    ----------    ----------
COST AND EXPENSES:
   Cost of sales                       9,251,832     8,833,209     9,228,844
   General and administrative            801,897     1,183,349     1,467,761
   Interest expense                      153,342        41,135        18,140
                                      ----------    ----------    ----------
     TOTAL COST AND EXPENSES          10,207,071    10,057,693    10,714,745
                                      ----------    ----------    ----------
EQUITY IN JOINT VENTURE INCOME
   AND MINORITY INTEREST, NET            836,756       458,026       710,342
                                      ----------    ----------    ----------
     INCOME BEFORE GAIN ON
       DISPOSAL OF ASSETS              1,549,311       982,393     1,368,801

NET GAIN ON SALE OF PROPERTY,
   EQUIPMENT AND INVESTMENTS             447,473       682,023       602,618
                                      ----------    ----------    ----------
     INCOME FROM CONTINUING OPERATIONS
       BEFORE INCOME TAXES             1,996,784     1,664,416     1,971,419

INCOME TAX PROVISION                     416,853       279,537       352,970
                                      ----------    ----------    ----------
     INCOME FROM CONTINUING
       OPERATIONS                      1,579,931     1,384,879     1,618,449

DISCONTINUED OPERATIONS:
   Gain on sale of division assets,
    net of income tax                    988,845             -             -
   Income (loss) from operations,
    net of income tax                    (63,056)       69,637       167,356
                                      ----------    ----------    ----------
     NET INCOME                      $ 2,505,720     1,454,516     1,785,805
                                      ==========    ==========    ==========
Income Per Common Share:
   Continuing operations             $      1.41          1.17          1.30
   Discontinued operations                 (0.06)         0.06          0.14
   Gain on disposal of
    discontinued operations                 0.88             -             -
                                      ----------    ----------    ----------
     Net Income per Common Share
      Outstanding                    $      2.23          1.23          1.44
                                      ==========    ==========    ==========

The accompanying notes to consolidated financial statements are an integral part of these statements.
                                      -24-

                 VULCAN INTERNATIONAL CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                        Three years ended December 31, 1999

                                     $3.00 Prior    $4.50 Cumulative
                                  Preferred Shares  Preferred Shares   Common
                                    Outstanding       Outstanding      Stock
                                  ---------------   ---------------   -------
                                  Shares   Amount   Shares   Amount
Balance at January 1, 1997         280    $28,000    692     38,060    249,939
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

Add-Net income for the year
    Net unrealized gain on
     available-for-sale
     securities (net of taxes
     of $4,788,183)
    Sale of treasury shares

Deduct-Dividends declared:
       $ .80 per share-common
       Purchase of treasury shares
                                   ---     ------    ---     ------   -------
Balance at December 31, 1998         -          -      -          -   249,939
Add-Net income for the year
     Sale of treasury shares

Deduct-Dividends declared:
       $ .80 per share-common
       Net unrealized loss on
        available-for-sale
        securities (net of tax
        benefit of $2,367,157)
       Reclassification adjustment
        for gains included in net
        income (net of tax of
        $30,257)
       Purchase of treasury
        shares
                                   ---     ------    ---     ------   -------
Balance at December 31, 1999         -    $     -      -          -   249,939
                                   ===     ======    ===     ======   =======
                                    -25-

                                                                Accumulated
                                     Additional                    Other
                                      Paid-In     Retained     Comprehensive
                                      Capital     Earnings         Income
                                     ----------   --------    ---------------

Balance at January 1, 1997            5,619,993  23,782,656     27,983,826
Add-Net income for the year                       1,785,805
    Net unrealized gain on
     available-for-sale
     securities (net of taxes
     of $7,844,633)                                             15,227,689

Deduct-Dividends declared:
       Preferred shares                               1,977
       $ .80 per share-common                       991,876
       Redemption of preferred
        shares                                       31,140
       Purchase of treasury
        shares
                                      ---------  ----------     ----------
Balance at December 31, 1997          5,619,993  24,543,468     43,211,515

Add-Net income for the year                       1,454,516
    Net unrealized gain on
     available-for-sale
     securities (net of taxes
     of $4,788,183)                                              9,294,709
    Sale of treasury shares               6,850

Deduct-Dividends declared:
    $ .80 per share-common
    Purchase of treasury shares                     943,414
                                      ---------  ----------     ----------
Balance at December 31, 1998          5,626,843  25,054,570     52,506,224

Add-Net income for the year                       2,505,720
    Sale of treasury shares             519,855

Deduct-Dividends declared:
       $ .80 per share-common                       884,955
       Net unrealized loss on
        available-for-sale
        securities (net of tax
        benefit of $2,367,157)                                   4,595,070
       Reclassification adjustment
        for gains included in net
        Income (net of tax of
        $30,257)                                                    58,733
       Purchase of treasury
        shares
                                      ---------  ----------     ----------
Balance at December 31, 1999          6,146,698  26,675,335     47,852,421
                                      =========  ==========     ==========


                                                                     Total
                             Comprehensive      Common           Shareholders'
                              Income (Loss)  Treasury Shares        Equity
                            -------------- --------------------   ------------
                                             Shares     Amount
Balance at January 1, 1997                  745,168   13,753,715   43,948,759
Add-Net income for the year    1,785,805                            1,785,805
    Net unrealized gain on
     available-for-sale
     securities (net of taxes
     of $7,844,633)           15,227,689                           15,227,689

Deduct-Dividends declared:
       Preferred shares                                                 1,977
       $ .80 per share-common                                         991,876
       Redemption of preferred
        shares                                                         97,200
       Purchase of treasury
        shares                               37,000    1,376,210    1,376,210
                              ----------    -------   ----------   ----------
Balance at December 31, 1997  17,013,494    782,168   15,129,925   58,494,990
                              ==========
Add-Net income for the year    1,454,516                            1,454,516
    Net unrealized gain on
     available-for-sale
     securities (net of taxes
     of $4,788,183)            9,294,709                            9,294,709
    Sale of treasury shares                    (200)        (975)       7,825

Deduct-Dividends declared:
       $ .80 per share-common                                         943,414
       Purchase of treasury shares           81,209    3,012,702    3,012,702
                              ----------    -------   ----------   ----------
Balance at December 31, 1998  10,749,225    863,177   18,141,652   65,295,924
                              ==========

Add-Net income for the year    2,505,720                            2,505,720
    Sale of treasury shares                 (22,799)    (111,393)     631,248

Deduct-Dividends declared:
       $ .80 per share-common                                         884,955
       Net unrealized loss on
        available-for-sale
        securities (net of
        tax benefit of
        $2,367,157)            4,595,070                            4,595,070
       Reclassification
        adjustment for gains
        included in net income
        (net of tax of $30,257)   58,733                               58,733
       Purchase of treasury
        shares                               52,529    1,776,172    1,776,172
                              ----------    -------   ----------   ----------
Balance at December 31, 1999  (2,148,083)   892,907   19,806,431   61,117,962
                              ==========    =======   ==========   ==========

The accompanying notes to consolidated financial statements are an integral part of these statements.

                                      -27-

                 VULCAN INTERNATIONAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                       Three years ended December 31, 1999

                                           1999         1998         1997
CASH FLOWS FROM OPERATING ACTIVITIES:
 Cash received from customers          $  9,697,767   10,769,076   12,677,354
 Cash paid to suppliers and employees   (11,713,251) (11,657,332) (12,378,416)
 Dividends and interest received          1,909,882    1,831,036    1,794,733
 Interest paid                             (154,515)     (35,019)     (20,439)
 Income taxes paid                         (257,867)    (271,870)    (303,736)
                                         ----------   ----------   ----------
      NET CASH FLOWS FROM
       OPERATING ACTIVITIES                (517,984)     635,891    1,769,496
                                         ----------   ----------   ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Proceeds from sale of property and
  equipment                               1,080,719      675,984      677,552
 Proceeds from sale of marketable
  securities                                 92,716            -            -
 Purchase of marketable securities                -            -       (3,839)
 Purchase of property, plant and
  equipment                                (378,530)    (807,121)    (212,366)
 Cash distribution from joint venture       900,000      750,000    1,050,000
 Collection on notes receivable              25,928      657,517       73,958
                                         ----------   ----------   ----------
      NET CASH FLOWS FROM
       INVESTING ACTIVITIES               1,720,833    1,276,380    1,585,305
                                         ----------   ----------   ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Borrowings under credit agreements       5,486,319    1,770,000      700,000
 Principal payments under credit
  agreements                             (4,846,319)    (600,000)    (700,000)
 Proceeds from sale of treasury shares      631,248        7,825            -
 Purchase of common and preferred shares (1,776,172)  (3,012,702)  (1,473,410)
 Cash dividends paid                       (884,955)    (943,414)    (993,853)
                                         ----------   ----------   ----------
      NET CASH FLOWS FROM
       FINANCING ACTIVITIES              (1,389,879)  (2,778,291)  (2,467,263)
                                         ----------   ----------   ----------
      NET CHANGE IN CASH AND
       CASH EQUIVALENTS                    (187,030)    (866,020)     887,538

CASH AND CASH EQUIVALENTS AT
 BEGINNING OF YEAR                        1,275,656    2,141,676    1,254,138
                                         ----------   ----------   ----------
CASH AND CASH EQUIVALENTS AT
 END OF YEAR                            $ 1,088,626    1,275,656    2,141,676
                                         ==========   ==========   ==========



RECONCILIATION OF NET INCOME TO NET
 CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                             $  2,505,720   1,454,516   1,785,805
  Adjustments:
    Depreciation and amortization             493,666     523,796     607,914
    Deferred income tax                       381,707      82,751      50,485
    Equity in joint venture income and
     minority interest                       (836,756)   (458,026)   (710,342)
    Gain on sale of property, equipment
     and investments                       (1,683,529)   (682,024)   (602,662)
    Increase in prepaid pension asset        (804,774)   (538,218)   (346,229)
  Changes in assets and liabilities:
    (Increase) decrease in accounts
      receivable                              (58,689)    408,784     768,905
    (Increase) decrease in inventories       (627,248)     99,739      22,036
     Increase (decrease) in accounts
      payable, accrued expenses and
      other assets, net                       111,919    (255,427)    193,584
                                           ----------  ----------- ----------
       NET CASH FLOWS FROM
        OPERATING ACTIVITIES             $   (517,984)    635,891   1,769,496
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

                 VULCAN INTERNATIONAL CORPORATION AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       Three years ended December 31, 1999
                                  (Continued)


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

INCOME TAXES-
Income tax expense (benefit) includes the tax effects of all revenue and expense transactions included in the determination of pretax accounting income. Deferred income tax results from temporary differences in the financial statement basis and tax basis of assets and liabilities. These temporary differences apply principally to depreciation expense, allowance for doubtful accounts, compensated absences and prepaid pension expense. Tax credits are recognized by a reduction of income tax expense in the periods the credits arise for tax purposes.

COMPREHENSIVE INCOME-
Effective January 1, 1998 the Company adopted Statement of Financial Accounting Standards No. 130, 'Reporting Comprehensive Income' (SFAS 130), which establishes requirements for the reporting and display of comprehensive income and its components. The adoption of SFAS 130 had no effect on the Company's net income or shareholder's equity. SFAS 130 requires unrealized gains, or losses, on the Company's available-for-sale securities to be included in comprehensive income. Prior year financial statements have been reclassified to conform to the requirements of SFAS 130.

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

                 VULCAN INTERNATIONAL CORPORATION AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       Three years ended December 31, 1999
                                  (Continued)


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


NOTE  2 - MARKETABLE SECURITIES

The Company's investments in marketable securities have been classified as available-for-sale securities and reported at their fair value as determined by quoted market prices as follows:
                                             Unrealized          Fair
                               Cost             Gains            Value
                              ------         ----------         -------
          1999
          Current          $ 3,756,740         45,797,412       49,554,152
          Long-term          2,623,283         26,706,222       29,329,505
                             ---------         ----------       ----------
               Total       $ 6,380,023         72,503,634       78,883,657
                             =========         ==========       ==========
          1998
          Current          $ 3,760,470         46,587,308       50,347,778
          Long-term          2,623,283         32,967,577       35,590,860
                             ---------         ----------       ----------
               Total       $ 6,383,753         79,554,885       85,938,638
                             =========         ==========       ==========

The unrealized holding gains are included, net of deferred income tax of $24,651,213 and $27,048,661 at December 31, 1999 and 1998, respectively, as a component of shareholders' equity.

                 VULCAN INTERNATIONAL CORPORATION AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       Three years ended December 31, 1999
                                  (Continued)


NOTE  2 - MARKETABLE SECURITIES (Continued)

Realized gains on available-for-sale securities during 1999 were $88,990 and gross proceeds on the sale of the securities were approximately $93,000.

The Company's available-for-sale marketable securities, at fair market value, are invested as follows: 58% in two financial institutions, 39% in eight communication companies and 3% in other industries. The Company is subject to the risk that the value of these securities may decline from the recorded fair market values.

As of February 10, 2000, the fair value of marketable securities was approximately $77,894,000 and the net unrealized holding gain was approximately $47,199,000 net of deferred taxes of approximately $24,315,000.


NOTE 3 - INVENTORIES

Inventories at December 31, 1999 and 1998, were classified as follows:
                                         1999          1998
                                       ------------------------
          Finished goods             $  484,888        206,445
          Work in process               145,623         91,048
          Raw materials                 492,892        214,727
                                      ---------        -------
             Total                   $1,123,403        512,220
                                      =========        =======

As indicated in Note 1, substantially all inventories are stated at cost determined under the last-in, first-out (LIFO) method. If valued at current replacement cost, inventories would have been approximately $1,189,000 and $1,187,000 greater than reported at December 31, 1999 and 1998, respectively.

In each of the years ended December 31, 1998 and 1997, inventory quantities were reduced. These reductions resulted in liquidations of LIFO inventory quantities carried at lower costs prevailing in prior years as compared with the cost of current purchases. The inventory reductions increased 1998 and 1997 net income by approximately $41,000 and $45,000, respectively, or $.03, and $.04 per weighted average common share outstanding, respectively.

                 VULCAN INTERNATIONAL CORPORATION AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       Three years ended December 31, 1999
                                  (Continued)


NOTE 4 - JOINT VENTURE

The Company, through a wholly-owned subsidiary, owns a 50% interest in a Joint Venture, Vulcan Brunswick Bowling Pin Company (VBBPC) which manufactures bowling pins in Antigo, Wisconsin, for Brunswick and the Company.

Summarized financial information for VBBPC consists of the following:
                                                        1999        1998
                                                     ----------------------
          Assets:
            Current assets                           $1,068,739   1,674,735
            Property, plant and equipment             3,276,440   3,572,141
            Other                                     3,036,362   3,127,658
                                                      ---------   ---------
               Total                                 $7,381,541   8,374,534
                                                      =========   =========
          Liabilities and Partners' Capital:
            Current liabilities                      $  322,516     235,577
            Partners' capital                         7,059,025   8,138,957
                                                      ---------  ----------
               Total                                 $7,381,541   8,374,534
                                                      =========   =========

                                           1999          1998         1997
        Statements of Operations:
          Net sales                     $9,191,563     10,975,183   13,687,323
          Costs and expenses             8,487,964     10,111,724   12,429,347
          Other income (net)                16,469         34,600       72,364
                                         ---------     ----------   ----------
             Net income                 $  720,068        898,059    1,330,340
                                         =========     ==========   ==========
          Company's equity in net
           income of VBBPC              $  360,034        449,029      665,170
          Distribution in excess
           of basis                        410,123              -            -
          Adjustments                       66,754         13,365       49,694
                                         ----------    ----------   ----------
             Company's equity in net
              income                    $  836,911        462,394      714,864
                                         ==========    ==========   ==========

                 VULCAN INTERNATIONAL CORPORATION AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       Three years ended December 31, 1999
                                  (Continued)


NOTE 4 - JOINT VENTURE  (Continued)

The Company, under the equity method of accounting, increases its investment in VBBPC for its share of VBBPC's income and decreases its investment for any distributions received. Distributions in excess of the Company's recorded investment are included in current income. During the fourth quarter, the Company received $300,000 resulting in distributions which exceeded its investment by $410,123.

The Company's 50% interest in the net assets of VBBPC amounted to $3,529,513 at December 31, 1999. There were no undistributed earnings from the Joint Venture included in the Company's retained earnings at December 31, 1999. The Company is also jointly and severally liable under VBBPC's revolving loan agreement. There were no borrowings under the loan agreement at December 31, 1999 or 1998. The Company adjusts its investment in VBBPC through its equity in VBBPC's net income which is further adjusted to reflect inventories on the last-in, first-out method of accounting.

Transactions between VBBPC and the Company consist of the following at
December 31:
                                            1999        1998         1997
          Sales to VBBPC                $   140,000     250,000      298,000
          Purchases from VBBPC            1,751,000   2,005,000    2,147,000
          Administrative fees received
            from VBBPC                       30,000      30,000       30,000
          Net amount due to VBBPC          (243,000)    (82,000)    (148,000)
          Cash distributions from VBBPC     900,000     750,000    1,050,000

NOTE 5 - NOTES PAYABLE

The Company maintains a revolving credit agreement with its bank that provides for borrowings of up to $6,000,000 through July 31, 2000. Interest is payable monthly at the lesser of the federal funds rate plus 1.75% or a rate based on the Euro-Rate as determined by the Bank in accordance with its usual procedures. The resulting rate paid by the Company at December 31, 1999 was 7.43%. Borrowings under the agreement were $1,810,000 and $1,170,000 at December 31, 1999 and 1998, respectively, and are secured by certain marketable equity securities.

The weighted average interest rate was 6.66% and 6.90% for the respective years ended December 31, 1999 and 1998. Marketable securities pledged as collateral under the agreement had a market value of approximately $14,342,000 at December 31, 1999.

                 VULCAN INTERNATIONAL CORPORATION AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       Three years ended December 31, 1999
                                  (Continued)


NOTE 5 - NOTES PAYABLE (Continued)

The Company also maintains a revolving credit agreement with its bank that provides for additional short-term borrowings of up to $5,000,000 at the prime rate secured by certain real and personal property of the Company.


NOTE 6 - DISCONTINUED OPERATIONS

In August 1999, the Company completed the sale of its Walnut Ridge, Arkansas plastics operations. The prior period's financial statements have been reclassified to present the results of operations from Walnut Ridge as discontinued operations. For business segment reporting purposes, the financial results from Walnut Ridge were previously reported in the segment "Rubber and Plastics." In connection with the sale, the Company received a note for $600,000. Total proceeds from the disposal of the plastics operations were $1,322,319.

Net sales and income from discontinued operations are as follows:

                                            1999        1998         1997
   Net sales                              $758,712    1,621,208    2,379,479
                                           =======    =========    =========

   Income (loss) before income taxes      $(78,820)      87,046      209,195
   Income tax expense (benefit)            (15,764)      17,409       41,839
                                           -------    ---------    ---------
   Net income (loss) from operations      $(63,056)      69,637      167,356
                                           =======    =========    =========

The gain on the sale of division assets was $988,845, net of income taxes of $247,211.

                 VULCAN INTERNATIONAL CORPORATION AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       Three years ended December 31, 1999
                                  (Continued)


NOTE 7 - LEASES

The Company leases office space to various tenants under operating leases expiring from 2000 to 2007.  The Company's basis in the property held for lease at December 31, 1999 and 1998 is as follows:
                                                 1999          1998
          Land                                $ 37,803        37,803
          Building and improvements            750,240       538,519
                                               -------       -------
                                               788,043       576,322
            Less accumulated depreciation      231,056       166,195
                                               -------       -------
                                              $556,987       410,127
                                               =======       =======

Minimum future rental income under noncancelable leases as of December 31, 1999, is as follows:

          Year ending December 31,

                   2000                        $444,998
                   2001                         236,653
                   2002                         292,268
                   2003                         299,327
                   2004                         163,171

The Company incurred rental expense under operating leases of approximately $10,000, $12,000 and $12,000 for the three years ended December 31, 1999, 1998 and 1997, respectively.


NOTE 8 - EMPLOYEE BENEFIT PLANS

The Company maintains a noncontributory defined benefit pension plan for certain eligible salaried and hourly employees. The funded status and net pension credit recognized in the accompanying consolidated financial statements consisted of:




                 VULCAN INTERNATIONAL CORPORATION AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       Three years ended December 31, 1999
                                  (Continued)


NOTE 7 - EMPLOYEE BENEFIT PLANS (Continued)

                                                     1999          1998
   Change in benefit obligations:
    Benefit obligation - January 1,              $ 8,378,668     8,217,896
    Service cost                                      45,254        56,329
    Interest cost                                    531,093       527,039
    Actuarial gain                                    36,941       200,454
    Benefits paid                                   (580,415)     (623,050)
                                                  ----------    ----------
       Benefit obligation - December 31,           8,411,541     8,378,668
                                                  ----------    ----------

   Change in plan assets:
    Fair value of plan assets - January 1,        14,813,318    13,002,697
    Actual return on plan assets                   1,408,834     2,433,671
    Benefits paid                                   (580,415)     (623,050)
                                                  ----------    ----------
       Fair value of plan assets -
        December 31,                              15,641,737    14,813,318
                                                  ----------    ----------
       Funded status                               7,230,196     6,434,650

    Unrecognized prior service cost                  315,591       300,693
    Unrecognized net gain from actual
     experience different from that assumed       (3,467,983)   (3,331,312)
    Unrecognized net transition asset               (261,999)     (393,000)
                                                  ----------    ----------
        Prepaid pension expense - December 31,   $ 3,815,805     3,011,031
                                                  ==========    ==========

                 VULCAN INTERNATIONAL CORPORATION AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       Three years ended December 31, 1999
                                  (Continued)


NOTE 8 - EMPLOYEE BENEFIT PLANS (Continued)

                                           1999          1998          1997
   Components of net periodic
     benefit costs:
    Service cost                      $   48,196        56,329        59,362
    Interest cost                        526,014       527,039       513,756
    Return on plan assets:
     Actual                           (1,408,834)   (2,433,671)   (2,273,604)
     Deferred                             70,136     1,352,369     1,394,543
    Amortization of prior
     service cost                         90,715        90,717        90,715
    Amortization of net
     transition asset                   (131,001)     (131,001)     (131,001)
                                       ---------     ---------     ---------
        Periodic pension benefit      $ (804,774)     (538,218)     (346,229)
                                       =========     =========     =========

Significant actuarial assumptions used in the above computations include the following:
                                                        1999          1998
   Assumed discount rate                                 6.5%          6.5%
   Expected long-term rate of return on
     plan assets                                         8.0%          8.0%
   Rate of increase in future compensation levels        5.0%          5.0%
   Average remaining service period                    15 years      15 years

Pension plan assets are invested primarily in U.S. Government guaranteed debt securities and publicly-traded stocks and bonds. The vested actuarial present value of benefit obligations is based upon the participant's expected date of separation or retirement.

Company contributions to union sponsored multi-employer pension plans amounted to $2,900 in 1999, $7,700 in 1998 and $11,000 in 1997. The Company's
relative position and undertaking in regard to these plans is not readily determinable. Company contributions to its defined contribution plan were $18,000 in 1999 $16,000 in 1998 and $16,000 in 1997.

                 VULCAN INTERNATIONAL CORPORATION AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       Three years ended December 31, 1999
                                  (Continued)


NOTE 8 - EMPLOYEE BENEFIT PLANS  (Continued)

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

In January 2000, the Company's Board of Directors ratified a December 1999 resolution of its executive committee making treasury shares available for purchase by Directors at the lowest price for which a sale is made on the date of exercise up to a maximum of 25,000 shares per year. Shares purchased under this policy may not be transferred for a period of six months to anyone other than the Company, another director, or in the event of the death of the director, to the director's estate. The resolution provided for said policy to continue until rescinded by the Board of Directors. Three directors purchased 22,799 shares during the year under this resolution.

In 1999, the Company's Stock Option Committee granted options to purchase not more than 50,000 shares of treasury stock at $31 per share to the President of the Company. These stock options expire in December 2002. No options were exercised under this grant during 1999.


NOTE 9 - COMMITMENTS AND CONTINGENCIES

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

At December 31, 1999 approximately 47% of the Company's labor force was subject to collective bargaining agreements which expire in October, 2002.

                 VULCAN INTERNATIONAL CORPORATION AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       Three years ended December 31, 1999
                                  (Continued)


NOTE 10 - REDEEMABLE PREFERRED STOCK

In 1997, the Company, at it's option, redeemed all of the outstanding shares of the $4.50 Cumulative Preferred stock and $3.00 Prior Preferred stock for $100.00 per share. A preference of $31,000 in excess of the stated value was paid.


NOTE 11 - INCOME TAXES

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

Significant components of the Company's deferred tax liabilities and assets as of December 31 are as follows:
                                                          1999         1998
    Deferred tax liabilities:
      Excess tax depreciation                        $    76,419       81,198
      Prepaid pension expense                          1,326,945    1,052,881
      Undistributed earnings of
       domestic subsidiary                               169,571      167,332
      Joint venture income                               133,275            -
      Unrealized holding gains                        24,651,213   27,048,661
                                                      ----------   ----------
              Total deferred tax liabilities          26,357,423   28,350,072
                                                      ----------   ----------
    Deferred tax assets:
      Vacation accruals                                   42,318       50,027
      Allowance for doubtful accounts                     54,007       87,111
      Accrued other expenses                              14,498       16,456
      Alternative minimum tax credit
       and general business credit
       carryforward                                      786,985      721,121
                                                      ----------   ----------
              Total deferred tax assets                  897,808      874,715
                                                      ----------   ----------
                  Net deferred tax liabilities       $25,459,615   27,475,357
                                                      ==========   ==========

                 VULCAN INTERNATIONAL CORPORATION AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       Three years ended December 31, 1999
                                  (Continued)


NOTE 11 - INCOME TAXES (Continued)

Significant components of the income tax provision are as follows:
                                           1999          1998          1997
           Current                      $ 35,146       196,786       302,485

           Deferred                      381,707        82,751        50,485
                                         -------       -------       -------
           Income tax from
            continuing operations        416,853       279,537       352,970
           Tax on discontinued and
            disposed operations          231,447        17,409        41,839
                                         -------       -------       -------
               Total income tax         $648,300       296,946       394,809
                                         =======       =======       =======

A reconciliation of income tax at the federal statutory rate of 34% to the income tax provision follows:
                                              1999        1998       1997
  Income taxes from continuing
   operations at federal statutory rate   $ 678,907     565,902     670,283
  Increase (reduction) in taxes
   resulting from:
    Domestic corporation dividend
     received deduction                    (442,271)   (320,641)   (386,211)
    Amortization                             16,386      16,386      16,386
    AMT credit allocated to
     discontinued operations                162,012      12,186      29,287
    Other-net                                 1,819       5,704      23,225
                                            -------     -------     -------
  Income tax provision - current
   operations                               416,853     279,537     352,970
  Income taxes on discontinued
   and disposed operations                  231,447      17,409      41,839
                                            -------     -------     -------
       Total income tax provision         $ 648,300     296,946     394,809
                                            =======     =======     =======

                 VULCAN INTERNATIONAL CORPORATION AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       Three years ended December 31, 1999
                                  (Continued)


NOTE 12 - FINANCIAL INSTRUMENTS

The carrying amounts of cash, accounts receivable, notes receivable and current liabilities approximate fair value. The fair value of marketable securities was determined based on quoted market prices.

Financial instruments which potentially subject the Company to concentrations of credit risk are cash investments which may, at times, exceed federally insured limits, notes receivable and marketable securities. The Company places its cash investments with high-credit-quality financial institutions. The borrower's credit worthiness has been evaluated in connection with the note receivable. The Company does not believe significant concentration of credit risk exists with respect to these financial instruments. Concentrations in marketable securities are as disclosed in Note 2.


NOTE 13 - BUSINESS SEGMENTS

The Company's reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different technology and marketing strategies. The Company has three reportable segments: rubber and foam, bowling pins, and real estate operations. The Rubber and Plastics segment has been renamed Rubber and Foam Products due to its sale of the Company's Walnut Ridge plastics operations. The rubber and foam segment produces foam products and uncured rubber as well as rubber products for the shoe industry. Operations in the bowling pin segment involve the sale of bowling pins and production of bowling pins through its 50% owned joint venture. The real estate operations segment consists of rental real estate and undeveloped real estate from which income is currently derived from the sale of timber. Total revenue by segment includes both sales to unaffiliated customers, as reported in the Company's consolidated income statement, and intersegment sales which are accounted for generally at current market prices.

The Company sells its products principally within the United States. Sales in various foreign countries totaled $386,000 in 1999, $537,000 in 1998 and $983,000 in 1997. The Company does not have assets located outside the United States.

Operating profit is total revenue less operating expenses. In computing operating profit, the following items have not been added or deducted: general corporate expenses, interest expense, federal and state income taxes, dividend and interest income and nonrecurring gains or losses realized on the

                 VULCAN INTERNATIONAL CORPORATION AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       Three years ended December 31, 1999
                                  (Continued)


NOTE 13 - BUSINESS SEGMENTS (Continued)

sale of property, equipment and marketable securities. Revenue from timber sales is reported in the consolidated statement of income under gains on sale of property, equipment and investments.

Identifiable assets are reported for the Company's operations in each segment. Corporate assets consist principally of cash, marketable securities, notes receivable and prepaid pension expense. To reconcile industry information with consolidated amounts, intersegment sales of $403,586 in 1999, $534,937 in 1998 and $968,217 in 1997 have been eliminated.

More than ten percent of aggregate revenues were derived from certain customers. The rubber and foam segment had sales to a single customer amounting to $904,000 in 1998 and $2,483,000 in 1997.

Information relative to the major segments of the Company's operations follows:
                                               1999        1998        1997
SALES TO UNAFFILIATED CUSTOMERS:
 Rubber and Foam                          $ 6,880,103   6,113,730   6,953,088
 Bowling Pins                               1,686,027   2,221,122   2,199,621
 Real Estate Operations                       804,032     691,846     912,384
                                           ----------  ----------  ----------
                                          $ 9,370,162   9,026,698  10,065,093
                                           ==========  ==========  ==========
INTERSEGMENT SALES:
 Rubber and Foam                          $    24,591      35,041      69,411
 Discontinued Operations                        3,931      68,978      22,800
 Bowling Pins                                 375,064     430,918     876,006
                                           ----------  ----------  ----------
                                          $   403,586     534,937     968,217
                                           ==========  ==========  ==========
INTEREST INCOME:
 Bowling Pins                             $    28,506      31,920      27,252
 Bowling Pins - Intercompany                    4,959       4,881       7,353
 Real Estate Operations                         8,784      50,571      82,616
 Corporate                                     11,938      25,660      61,549
                                           ----------  ----------  ----------
                                          $    54,187     113,032     178,770
                                           ==========  ==========  ==========


                 VULCAN INTERNATIONAL CORPORATION AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       Three years ended December 31, 1999
                                  (Continued)


NOTE 13 - BUSINESS SEGMENTS (Continued)
                                               1999        1998        1997
OPERATING PROFIT (LOSS):
 Rubber and Foam                          $(1,179,291)   (960,571)   (532,151)
 Bowling Pins                                 733,963     215,079     512,975
 Real Estate Operations                       321,011     403,522     618,238
                                           ----------  ----------  ----------
     SUBTOTAL                                (124,317)   (341,970)    599,062

GENERAL CORPORATE INCOME                    2,279,402   2,052,402   1,397,850

INTEREST EXPENSE - INTERCOMPANY                (4,959)     (4,881)     (7,353)
INTEREST EXPENSE - OTHER                     (153,342)    (41,135)    (18,140)
                                           ----------  ----------  ----------
    INCOME FROM CONTINUING
     OPERATIONS BEFORE INCOME TAXES         1,996,784   1,664,416   1,971,419

INCOME TAX PROVISION                          416,853     279,537     352,970
                                           ----------  ----------  ----------
    NET INCOME FROM CONTINUING
     OPERATIONS                             1,579,931   1,384,879   1,618,449

DISCONITUED OPERATIONS:
 Gain on disposal of division
  assets, net of income tax                   988,845           -           -
 Income (loss) from operations,
  net of income tax                           (63,056)     69,637     167,356
                                           ----------   ---------   ---------
    NET INCOME                            $ 2,505,720   1,454,516   1,785,805
                                           ==========   =========   =========
DEPRECIATION AND AMORTIZATION:
 Rubber and Foam                          $   346,438     393,561     458,834
 Bowling Pins                                     832         490           -
 Real Estate Operations                        69,099      53,715      57,335
 Corporate and Other                           60,696      38,114      40,055
 Discontinued Operations                       16,601      37,916      51,690
                                           ----------  ----------  ----------
                                          $   493,666     523,796     607,914
                                           ==========  ==========  ==========
IDENTIFIABLE ASSETS:
 Rubber and Foam                          $ 3,237,810   2,910,662   2,787,352
 Bowling Pins                               1,762,718   1,558,381   2,111,529
 Real Estate Operations                     1,002,829     823,484   1,945,314
 Corporate and Other                       83,538,066  89,438,698  75,259,039
 Discontinued Operations                            -     280,513     312,359
                                           ----------  ----------  ----------
                                          $89,541,423  95,011,738  82,415,593
                                           ==========  ==========  ==========


                 VULCAN INTERNATIONAL CORPORATION AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       Three years ended December 31, 1999
                                  (Continued)


NOTE 13 - BUSINESS SEGMENTS (Continued)

                                               1999        1998        1997

CAPITAL EXPENDITURES:
 Rubber and Foam                          $   119,254     594,018     167,488
 Bowling Pins                                       -       3,396           -
 Real Estate Operations                       212,147      54,503       3,456
 Discontinued Operations                       10,745       5,486      12,202
                                           ----------  ----------  ----------
                                          $   342,146     657,403     183,146
                                           ==========  ==========  ==========

EQUITY IN JOINT VENTURE INCOME
 INCLUDED IN BOWLING PIN OPERATING
 INCOME                                   $   836,911     462,394     714,863
                                           ==========  ==========  ==========

INVESTMENT IN JOINT VENTURE
 INCLUDED IN BOWLING PIN ASSETS           $         -      63,089     350,696
                                           ==========  ==========  ==========

REVENUES:
 Total revenues for reportable
  segments                                $ 9,370,162   9,026,698  10,065,093
 Timber sales included in gain
  on disposal of assets on
  consolidated income statement              (358,044)   (273,158)   (486,040)
                                           ----------  ----------  ----------

    TOTAL CONSOLIDATED REVENUES           $ 9,012,118   8,753,540   9,579,053
                                           ==========  ==========  ==========


                 VULCAN INTERNATIONAL CORPORATION AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       Three years ended December 31, 1999
                                  (Continued)


NOTE 14 - COMPUTATION OF NET INCOME AND CASH DIVIDENDS PER
           COMMON SHARE OUTSTANDING:

                                             1999        1998        1997
  a) Income from operations              $1,579,931   1,384,879   1,618,449

  b) Dividends on preferred shares                -           -       1,977
                                          ---------   ---------   ---------
  c) Income from operations
      attributable to common shares       1,579,931   1,384,879   1,616,472

  d) Income (loss) from discontinued
      operations, net of tax                (63,056)     69,637     167,356

  e) Gain on sale of division assets,
      net of taxes                          988,845           -           -
                                          ---------   ---------   ---------
  f) Net income attributable to
      common shares                      $2,505,720   1,454,516   1,783,828
                                          =========   =========   =========

  g) Dividends on common shares          $  884,955     943,414     991,876
                                          =========   =========   =========
  Weighted average shares:

  h) Common shares issued                 1,999,512   1,999,512   1,999,512

  i) Common treasury shares                 879,149     815,780     757,499
                                          ---------   ---------   ---------
  j) Common shares outstanding            1,120,363   1,183,732   1,242,013
                                          =========   =========   =========
  k) Income per common share
      outstanding:
       Continuing operations (c/j)       $     1.41        1.17        1.30
       Discontinued operations (d/j)           (.06)        .06         .14
       Gain on sale of division
        assets (e/j)                            .88           -           -
                                          ---------   ---------   ---------
     Net income per common share
      outstanding                        $     2.23        1.23        1.44
                                          =========   =========   =========
  l) Dividends paid per common share     $      .80         .80         .80
                                          =========   =========   =========

                     VULCAN INTERNATIONAL CORPORATION
                             Corporate Office
                      300 Delaware Avenue, Suite 1704
                        Wilmington, Delaware 19801




                            VULCAN CORPORATION
   Office and Manufacturing Plant                Accounting Office
        1151 College Street                     30 Garfield Place
       Clarksville, Tennessee                   Cincinnati, Ohio 45202




                         OTHER MANUFACTURING PLANT
                             Antigo, Wisconsin




                              SALES OFFICES
                   Cincinnati, Ohio   Clarksville, Tennessee




                         STOCK TRANSFER AND REGISTRAR
                              Fifth Third Bank
                            Shareholder Services




                                   AUDITORS
                           J.D. Cloud & Co. L.L.P.
                              Cincinnati, Ohio

                        VULCAN INTERNATIONAL CORPORATION
                               Five-Year Record
                            Selected Financial Data

                       1999        1998        1997        1996        1995
                      ------      ------      ------      ------      ------
Net revenue -
 continuing
 operations        $10,919,626  10,582,060  11,373,204  14,301,258  15,325,939
Income (loss)
 from continuing
 operations before
 taxes               1,996,784   1,664,416   1,971,419   2,227,789    (844,461)
Income taxes
 (benefit)             416,853     279,537     352,970     474,499    (540,684)
Net income (loss)
 from continuing
 operations          1,579,931   1,384,879   1,618,449   1,753,290    (303,777)
Income (loss) from
 disposed operations,
 net of tax            (63,056)     69,637     167,356     205,062     215,754
Gain on sale of
 disposed operations,
 net of tax            988,845           -           -           -           -
Net income (loss)    2,505,720   1,454,516   1,785,805   1,958,352     (88,023)

Income (loss) per
 common share:
  Continuing
  operations              1.41        1.17        1.30        1.46        (.24)
  Discontinued
  operations              (.06)        .06         .14         .17         .17
 Gain on disposal
 of discontinued
 operations                .88           -           -           -           -
    Net income            2.23        1.23        1.44        1.63        (.07)
Dividends per
 common share              .80         .80         .80         .80         .80
Property, plant
and equipment (net)  2,618,649   2,798,825   2,498,771   2,955,657   2,851,181
Depreciation           488,591     513,045     594,138     662,687     677,631
Current assets      53,283,499  53,506,019  38,900,356  28,500,783  23,624,962
Ratio current
 assets to current
 liabilities         2.90 to 1   2.99 to 1   3.38 to 1   3.62 to 1   2.80 to 1
Total assets        89,541,423  95,011,738  82,415,593  59,848,623  51,076,828



                        VULCAN INTERNATIONAL CORPORATION
                               Five-Year Record
                            Selected Financial Data
                                   (Continued)


Long-term debt               -           -           -           -           -
Redeemable
 preferred stock
 (solely at the
 option of the
 issuer)                     -           -           -     66,060       66,060
Accumulated other
 comprehensive
 income             47,852,421  52,506,224  43,211,515  27,983,826  21,977,823
Total share-
 holders' equity    61,117,962  65,295,924  58,494,990  43,948,759  36,105,488
Book value per
 common share            55.23       57.46       48.05       35.04       29.72


                        VULCAN INTERNATIONAL CORPORATION
                        Selected Quarterly Financial Data

                      Selected Quarterly Financial Data
                                         Income            Earnings Per Share:
                              Gross       From              Income from
                     Total    Profit    Continuing    Net    Continuing    Net
                   Revenues   (Loss)    Operations   Income  Operations  Income
                      (1)       (1)
                   --------   ---------  ----------   ------ ------------------
   1999
   ----
First Quarter    $ 2,541,003    (1,295)     65,361      45,444   0.06     0.04
Second Quarter     2,543,723   (59,420)    309,435     367,242   0.28     0.33
Third Quarter      3,313,022   193,619     326,686   1,214,369   0.30     1.11
Fourth Quarter     2,521,878  (372,618)    878,449     878,665   0.77     0.75
                  ----------   -------   ---------   ---------   ----     ----
    Total        $10,919,626  (239,714)  1,579,931   2,505,720   1.41     2.23
                  ==========   =======   =========   =========   ====     ====


   1998
   ----
First Quarter    $ 3,059,472   211,727      692,010    716,095   0.57     0.59
Second Quarter     2,497,490  (129,304)      74,643    119,652   0.06     0.10
Third Quarter      2,700,372    90,617       73,017     70,706   0.06     0.06
Fourth Quarter     2,324,726  (252,709)     545,209    548,063   0.48     0.48
                  ----------   -------    ---------  --------    ----     ----
    Total        $10,582,060   (79,669)   1,384,879  1,454,516   1.17     1.23
                  ==========   =======    =========  =========   ====     ====

[FN]

(1) Represents income from continuing operations, adjusted to give retroactive effect to the disposition of the Walnut Ridge plastics operations.


                               EXHIBIT 20

                     VULCAN INTERNATIONAL CORPORATION
                           300 Delaware Avenue
                        Wilmington, Delaware  19801


                 Notice of Annual Meeting of Shareholders
                          To Be Held May 3, 2000


The Annual Meeting of Shareholders of Vulcan International Corporation will be held at 1151 E. College St., Clarksville, Tennessee on
Wednesday May 3, 2000 at 11 a.m. for the following purposes:

      1.  To elect Directors.

      2. To vote upon a proposed amendment to the By-laws of the Company whereby the number of Directors of the Company would be reduced from seven (7) to six (6) and whereby the Board of Directors would have the authority thereafter to set the number of Directors of the Company at not less than five (5) nor more than nine (9).

      3. To transact such other business as may properly come before the meeting or any adjournment thereof.

The Board of Directors has established the close of business on March 22, 2000 as the record date for determining those shareholders who will be entitled to vote at the meeting.


Wilmington, Delaware                 BY ORDER OF THE BOARD OF DIRECTORS

March 23, 2000                       VERNON E. BACHMAN, SECRETARY


PLEASE READ THE PROXY STATEMENT AND THEN PROMPTLY COMPLETE, EXECUTE AND RETURN THE ENCLOSED PROXY CARD IN THE ACCOMPANYING POSTAGE-PAID
ENVELOPE. YOU CAN SPARE YOUR COMPANY THE EXPENSE OF FURTHER PROXY SOLICITATION BY RETURNING YOUR PROXY CARD PROMPTLY.

                             PROXY STATEMENT

The enclosed proxy is solicited by the Board of Directors of and at the cost of Vulcan International Corporation (the "Company"). Under the Delaware statutes, any shareholder may revoke a proxy by voting in person at the meeting or by delivering a later dated proxy or other writing revoking the proxy before it is voted at the meeting.

The Board of Directors has established as the record date for determining shareholders entitled to notice and to vote at the meeting, the close of business March 22, 2000.

                VOTING SECURITIES AND PRINCIPAL HOLDERS THEREOF

The Company, as of February 1, 2000 had outstanding 1,108,905 shares of common capital stock, each of which is entitled to one vote. There are no other voting or equity securities outstanding. There is set forth below information with respect to the stock ownership of any person who is known to be the beneficial owner of more than 5% of the Company's common stock and the stock ownership of management as of February 1, 2000.

                        HOLDERS OF 5% OR MORE

    Name and Address              Amount and Nature           Percent
  of Beneficial Owner          of Beneficial Ownership        of Class
------------------------------------------------------------------------
Dimensional Fund Advisors, Inc.   Directly Owned:     63,199
1299 Ocean Avenue                 Indirectly Owned:
Santa Monica, CA 90401            Total Owned:        63,199      5.7%

William T. Crutchfield            Directly Owned:     52,995
7655 Foxgate Lane                 Indirectly Owned:    6,102
Cincinnati, OH 45243              Total Owned:        59,097      5.3%

Deliaan A. Gettler(1)             Directly Owned:      3,100
9200 Old Indian Hill Rd.          Indirectly Owned:  378,372(1)
Cincinnati, OH  45243             Total Owned:       381,472     34.4%

Lloyd I. Miller III               Directly Owned:     91,215
4550 Gordon Dr.                   Indirectly Owned:    7,000
Naples, FL  33940                 Total Owned:        98,215      8.9%

(1) Deliaan A. Gettler is the wife of Benjamin Gettler, Chairman of the Board and President of the Company. Mr. Gettler owns 31,915 shares directly and 11,728 shares indirectly. Mrs. Gettler is trustee of the Gettler Family Special 1997 Trust which owns 330,000 shares and holds 4,729 shares as custodian for Benjamin R. Gettler, son of Mr. and Mrs. Gettler.

                    SECURITY OWNERSHIP OF MANAGEMENT

The total number of equity securities of the Company owned by all directors and officers of the Company as a group (8) as of February 1, 2000 is set forth below:

    Amount and Nature of Beneficial Ownership          Percent of Class
-----------------------------------------------------------------------

Directly Owned:             126,765
Indirectly Owned:           352,559
Total Owned:                479,324                            43.2%

The share ownership of each of the directors and nominees is set forth below under the heading Election of Directors.


                       CHANGE IN NUMBER OF DIRECTORS

Article II, Section 1 of the current By-laws provides as follows:

     "The Board of Directors shall consist of nine (9) members unless changed at a meeting of shareholders called for the purposes of electing directors, at which a quorum is present, by the affirmative vote of the holders of a majority of shares which are represented at the meeting and entitled to vote on such proposal; provided, nevertheless, that the Board of Directors may at any meeting of the board at which a quorum is present, by a majority vote, set the number of directors at not less than seven (7) nor more than eleven (11); provided, further, that such power to change the number of directors by action of the Board of Directors may not remove any director prior to the expiration of a director's term of office."

At a meeting of the Board of Directors held on February 24, 1997, a resolution was adopted pursuant to which the number of directors was set at seven. There are currently seven (7) directors serving. One director is retiring. The board believes that, at this time, a six (6) member board is sufficient to serve the needs of the Company and shareholders. Accordingly, the Board has adopted a resolution and proposes that the By-laws be amended to reduce the number of directors from seven (7) to six (6) at this Shareholders' meeting and to give the Board the authority subsequently to change the number of directors to not less than five (5) nor more than nine (9). If the recommendation is adopted, Article II, Section 1 would be deleted in its entirety and the following substituted in its place:

      "The Board of Directors shall consist of six (6) members unless changed at a meeting of shareholders called for the purposes of electing Directors, at which a quorum is present, by the affirmative vote of the holders of a majority of shares which are represented at the meeting and entitled to vote on such proposal; provided, nevertheless, that the Board of Directors may at any meeting of the Board at which a quorum is present, by a majority vote, set the number of Directors at not less than five (5) nor more than nine (9); provided, further, that such power to change the number of Directors by action of the Board of Directors may not remove any Director prior to the expiration of a Director's term of office."


                          ELECTION OF DIRECTORS

The shares represented by the proxies will be voted for the election of the six (6) nominees listed below, each of whom is presently a Director. If any such nominee shall be unable to serve (which is not now contemplated) discretionary authority may be exercised to vote for a substitute. The terms of all of the present Directors expire upon the election of their successors in 2000. The following information is given with respect to the six (6) nominees based upon the records of the Company and information furnished by each nominee as of February 1, 2000.


                              NOMINEES
                                                Number of
                                  First        Shares Owned
    Name and                      Became        Directly or     Percent
Principal Occupation     Age     Director In   Indirectly (1)   Owned
------------------------------------------------------------------------
Leonard Aconsky             69     l993            5,800           (2)
Consultant to and director
of Acotech Services, a
consulting firm on building
life safety systems; retired
in 1993 as Vice-President and
World-Wide Technical
Coordinator WITCO, a manufacturer
of specialty chemical products;
Director, Vulcan Corporation,
operating subsidiary of Company





Dennis J. Buckley                  51       1991        90     (2)
General Counsel, Vulcan
International Corporation and
Subsidiaries

William T. Crutchfield             76       1963    59,097     5.3%
Retired Vice President
Thomson McKinnon Securities, Inc.
Investment Services

Benjamin Gettler (3)(4)            74       1960   381,472    34.4%
Chairman of the Board and
President Vulcan International
Corporation and its operating
subsidiary company, Vulcan
Corporation

Thomas D. Gettler, Esq. (4)        41       1992    12,106     1.1%
Attorney

Stanley I. Rafalo, O.D. (4)        75       1975    28,043     2.5%
Doctor of Optometry

(1) This report of share ownership is pursuant to Securities & Exchange Commission regulations and, therefore, includes shares of close family members residing in nominees' households for which shares Directors disclaim beneficial ownership.

(2)  Ownership is less than 1%.

(3) The number of shares shown include shares owned directly and indirectly by Deliaan A. Gettler, his wife, and shares referred to in footnote (4) below. Mr. Gettler disclaims beneficial ownership of any of those shares.

(4) The number of shares shown as owned directly by Stanley I. Rafalo includes 9,043 shares of common capital stock of the Company held by him as a trustee of various trusts for the benefit of persons related to Benjamin Gettler.


                         EXECUTIVE COMPENSATION

The following table shows the compensation and stock option awards for the last three fiscal years, and other annual compensation and all other compensation for 1999, to the Chief Executive Officer who was the only executive officer whose compensation exceeded $100,000.


                     SUMMARY COMPENSATION TABLE
                                                           Long Term
                          Annual Compensation             Compensation
                  --------------------------------------  ------------
                                              Other
                                             Annual
Name and            Year  Salary   Bonus     Compen-   Options/    All other
Principal Position                           sation     SARs     Compensation
                                               ($)       (#)         (1)
-----------------------------------------------------------------------------
Benjamin Gettler
Chairman of the
Board and President  1999 $275,000  $25,000     0        50,000(2)  $13,000

                     1998  275,000   25,000     0             0      13,000

                     1997  275,000   25,000     0             0      12,750


(1)  Director and Executive Committee Fees.
(2) Mr. Gettler did not exercise any options in 1999. At the end of 1999, there were options on 50,000 shares outstanding at a price of $31.00 per share.



                              STOCK OPTION PLAN

The Vulcan International Corporation Stock Option Plan (the "Plan") was adopted by the Board of Directors of the Company in 1991. The purpose of the Plan is to provide additional incentives in order that the Company may retain key personnel. The Plan provides for the granting of options to purchase totaling not more than 300,000 shares of common stock from the Company's treasury shares of which 127,000 have not previously been granted. The Plan is administered by a Stock Option Committee consisting of not less than three
(3) Directors of the Corporation who are not eligible to receive options under the Plan. The current Committee consists of Directors Crutchfield, Rafalo and Aconsky. The Committee determines the key employees to whom the options are granted, the term of the option and the number of shares of each grant subject to the option. The option price is such price as may be determined by the Board of Directors. Each option continues for the period determined by the Committee, which shall be not less than one (1) year or more than three (3) years from the date of its grant. The Plan provides that each key employee to whom an option is granted shall as a condition of his right to exercise such option, agree to remain in the continuous employment of the Company for a period of at least two years from the date of exercise of the option, unless he is prevented from doing so by death or disability. Under the Plan, the Company has the option to repurchase shares from an optionee who terminates employment prior to the expiration of the two-year period.

                       OPTION GRANTS IN LAST FISCAL YEAR
                                                               Potential
                                                               Realizable
                                                                Value at
                            % of Total                       Assumed Annual
                             Options                             Rates
                 Number of  Granted to   Exercise            of Stock Price
                  Options   Employees    or Base              Appreciation
                  Granted   in Fiscal    Price   Expiration    for Option
Name              (#/Sh)      Year       ($/Sh)     Date     5%      10%
-----------------------------------------------------------------------------
Benjamin Gettler
Chairman of the
Board and President 50,000    100%     $31.00   12/5/2002  $244,500 $513,050



             AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR

                                  None

                                PENSIONS

Under the terms of the Company's retirement Plan for salaried employees, salaried personnel are entitled to retire at age 65 with benefits computed on the basis of salary and length of service. The maximum length of service which can be taken into account is 30 years. The method of computing benefits under the retirement plan is: the number of years of employment multiplied by the sum of 1.0% of average monthly salary and .65% of such salary in excess of Social Security covered compensation (all based on the highest 60 consecutive monthly salaries). The aggregate contribution made for the 1998-99 Plan year was $-0-. For purposes of the Plan, annual compensation means a participant's W-2 earnings for federal income tax purposes, excluding commissions and taxable fringe benefits. Mr. Gettler has reached normal retirement age and has more than 30 years of service. Mr. Gettler currently receives $148,586 per year from the Plan based upon his selection of a joint and 100% survivor benefit.

                                  PERFORMANCE GRAPH

                              5-YEAR CUMULATIVE TOTAL RETURN
                   COMPARISON OF VULCAN INTERNATIONAL CORPORATION WITH
                           AMEX MARKET INDEX AND PEER GROUP INDEX
                                      FISCAL YEAR ENDING
                              1994    1995    1996    1997    1998    1999
VULCAN INTERNATIONAL
 CORPORATION                 100.00  128.48  188.54  246.01  221.00  206.57

CUSTOMER SELECTED STOCK LIST 100.00  136.01  157.34  197.17  158.17   92.94

AMEX MARKET INDEX            100.00  128.90  136.01  163.66  161.44  201.27


                      ASSUMES $100 INVESTED ON JANUARY 1, 1995
                            ASSUMES DIVIDEND REINVESTED
                        FISCAL YEAR ENDING DECEMBER 31, 1999

                     COMPANIES COMPRISING THE PEER GROUP

The Company is a supplier to the shoe industry. Accordingly, the peer group used in constructing the graph in the Proxy Statement showing the yearly percentage change in cumulative total return has always included the complete list of suppliers to the shoe industry provided by the Footwear Industries of America, the industry association. Since the Company has expanded its position as a manufacturer and supplier of foam products, in 1998 the Company added to its peer group the Rogers Corp., which is a corporation listed on the American Stock Exchange and which is in the business of processing and selling foam products. Accordingly, the peer group for 1999 is:

                            Georgia Bonded Fibres
                           Goodyear Tire & Rubber Co.
                                 Jaclyn Inc.
                                  Katy Ind.
                                 Lydall Inc.
                                 Rogers Corp.
                              Vista Resources Inc.
                        Vulcan International Corporation



                DIRECTORS' MEETINGS, COMMITTEE INFORMATION, FEES AND
                           OTHER DIRECTOR TRANSACTIONS

There were five (5) meetings of the Board of Directors in 1999. All Directors attended at least 75% of the total number of Directors' meetings and all Directors attended at least 75% of Committee meetings held by committees on which they served.

The Board of Directors has established two standing committees, namely, an Executive Committee and an Audit and Compensation Committee. The Executive Committee currently consists of Directors Crutchfield, B. Gettler, Rafalo and Buckley and has, in the interim between meetings of the Board of Directors, all of the powers of the Board subject to certain limitations. There were four (4) meetings of the Executive Committee in 1999.

The Audit and Compensation Committee currently consists of Messrs. Lewis, Aconsky and Rafalo. The Audit and Compensation Committee reviews the adequacy and sufficiency of the Company's accounting procedures, reviews a report from the independent CPAs prior to the publication of the audited financial statements and considers and recommends to the Board of Directors the selection of the independent CPAs to examine the consolidated financial statements of the Company for the next year. The Committee also reviews and recommends the salary and bonus of the Company's chief executive officer. The Audit and Compensation Committee had two meetings in 1999.

The Company pays each of its Directors $8,000 per year as a director fee. In addition, the members of the Executive Committee are paid $5,000 per year for serving on that Committee. The members of the Audit and Compensation Committee are paid $300 per meeting attended.

There is in effect a Resolution of the Board of Directors pursuant to which any Director may purchase up to 25,000 treasury shares of company stock at the lowest price for which a sale is made on the date of the exercise of such election to purchase. In 1999, there were 22,799 shares purchased pursuant to this Resolution.

During the year 1999, the Company and its subsidiary companies accrued a total of $78,975 to the law firm of Gettler & Buckley for all legal services to those companies and to Vulcan-Brunswick, a joint venture owned 50% by the Company. None of those fees was for services of Benjamin Gettler. Directors Benjamin Gettler and Dennis J. Buckley are members of Gettler & Buckley.



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

In carrying out the foregoing policies, the Compensation Committee also used the factors and criteria set forth hereinafter in determining the annual compensation of the Chief Executive Officer and President of the Company for 1999 and his salary for 2000. The position of Chief Executive Officer and President is held by a single individual, Mr. Benjamin Gettler.

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

The Company suffered a loss in 1995. A number of strategic decisions were made in early 1996 under the leadership of Mr. Gettler. As a result of those strategic decisions and the follow-up required to execute those decisions, the Company experienced a significant turnaround in subsequent periods. In the first ten months of 1999, the Company has had an unaudited consolidated net profit after tax of $950,854 on continuing operations. Additionally, in 1999, Mr. Gettler successfully negotiated the sale of the Walnut Ridge plant to Jones & Vining. The net profit after tax on that sale was $988,845.

During the past three years, Mr. Gettler's annual compensation has been as follows:
<CAPTIONS>
              Year           Salary         Bonus         Total
              ----           ------         -----         -----
              1998          $275,000        $25,000       $300,000
              1997           275,000         25,000        300,000
              1996           225,000         64,500        289,500


The Committee has determined that a bonus of $25,000 is appropriate for 1999 which will result in his total salary plus bonus being the same as in 1998. The Committee also has determined to keep Mr. Gettler's base salary at the same level in 2000 as in 1999, namely, $275,000.

          Audit and Compensation Committee                December 10, 1999

Leonard Aconsky   James K. Lewis   Stanley I. Rafalo      Committee Members



                   INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

The principal accountant of the Company is J. D. Cloud & Co. L.L.P., certified public accountants. That firm has acted as the principal accountant of the Company since 1956. At the meeting of the Board of Directors following the May, 1999 meeting, the Board again selected that firm to continue to serve as the Company's principal independent public accountants. The practice of the Board of Directors in making a selection at such meeting has been followed by the Company since 1956. The same practice will be followed after the May, 2000 Annual Meeting of Shareholders. Management is not aware of any intended change of principal independent public accountants. Representatives of J. D. Cloud & Co. L.P.P. are not expected to attend the Annual Meeting.

                       PROPOSALS OF SECURITY HOLDERS

No shareholder proposals will be considered at this year's annual meeting.

In the event that any security holder intends to present a proposal at the 2001 annual meeting of the Company and such security holder desires that the proposal be included in the Company's proxy statement and form of proxy relating to that meeting, such proposal must be received by the Company by no later than 4:30 P.M. December 1, 2000.



                                  GENERAL

The Company, as of February 1, 2000 had outstanding 1,108,905 shares of capital stock, each of which is entitled to one vote. The record date for determining shareholders entitled to notice and to vote at the meeting is close of business March 22, 2000.

The management knows of no other business to be brought before the meeting for action by the shareholders. If any other matters properly come before the meeting, the proxies in the enclosed form, unless otherwise specified, will be voted on such matters in accordance with the judgment of the Proxy Committee.

                                              BENJAMIN GETTLER


                                              /s/ Benjamin Gettler
                                              ------------------------
                                              Chairman of the Board
                                                  and President

                     VULCAN INTERNATIONAL CORPORATION

                                 PROXY

The undersigned hereby appoints William T. Crutchfield, Dr. Stanley I. Rafalo, and Dennis J. Buckley or any of them with full power of substitution, as the proxies of the undersigned to vote at the Annual Meeting of Shareholders of Vulcan International Corporation to be held on Wednesday, May 3, 2000 at 11:00 A.M. at 1151 E. College St., Clarksville, Tennessee, and at any adjournment thereof, all the shares of stock of the Company the undersigned would be entitled to vote if personally present, hereby granting to each of them full power and authority to act for and in the name of the undersigned at said meeting and adjournments upon the following:

                          (Continued on reverse side)
                                                         Please mark
                                                         your votes as
                                                         Indicated in
                                                         this example

(1) The election of Directors and all
nominees listed in the Proxy Statement
except as marked to the contrary below.   (2) In their discretion, the
                                              proxies are authorized
                                              to vote upon such other
                                              business as may properly
                                              come before the meeting.

(INSTRUCTION: To withhold authority to
vote for any individual nominee
Or nominees, draw a line through that
nominee's name.)

GRANTS   WITHHOLDS

              Leonard Aconsky, Dennis J. Buckley, William T. Crutchfield,
                Benjamin Gettler, Thomas D. Gettler, Stanley I. Rafalo, O.D.

(2) The proposal to reduce the number of members of that Board of Directors from seven (7) to six (6) and to give the Board of Directors the authority to change the number of directors from a minimum of five (5) to a maximum of nine (9).

     FOR             AGAINST            ABSTAINS

                                 THIS  PROXY, SOLICITED BY THE BOARD OF
                                  DIRECTORS WILL BE VOTED AS INSTRUCTED,
                                  UNLESS OTHERWISE INDICATED.  THIS PROXY
                                  WILL BE PRESUMED TO BE GRANTS ON ITEM (1),
                                                         ------
                                  AND FOR ON ITEM (2).
                                      ---

                                  Dated                           ,2000
                                       ---------------------------

                                       --------------------------------
                                                            Signature

                                       --------------------------------
                                                            Signature

                                       (When signing in any other capacity
                                        than as an Individual please so
                                        indicate.)

                               Exhibit 21

                    VULCAN INTERNATIONAL CORPORATION

                     SUBSIDIARIES OF THE REGISTRANT

                          At December 31, 1999


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

                               EXHIBIT 99.1


                 INDEPENDENT AUDITORS' REPORT ON SCHEDULE



To the Board of Directors
Vulcan International Corporation
Wilmington, Delaware


We have audited the Consolidated Financial Statements of Vulcan International Corporation and subsidiaries as of December 31, 1999 and 1998, and for each of the three years in the period ended December 31, 1999, and have issued our report thereon dated February 10, 2000; such Consolidated Financial Statements and report are included in Part IV, Item 14(a)1 of this Form 10-K and the 1999 Annual Report to Shareholders and are incorporated herein by reference. Our audit also included the financial statement schedule of Vulcan International Corporation and subsidiaries listed in Part IV, Item 14(a)2. The financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information therein set forth.





                                                /s/ J.D. CLOUD & CO. L.L.P.
                                                Certified Public Accountants

Cincinnati, Ohio
February 10, 2000

                               EXHIBIT 99.2
                                                                  Schedule II

              VULCAN INTERNATIONAL CORPORATION AND SUBSIDIARIES

                      VALUATION AND QUALIFYING ACCOUNTS




                                               1999        1998      1997
The following reserve is deducted in
the balance sheet from the asset to
which it applies


Reserve for Doubtful Accounts
 Receivable:


Balance at Beginning of Period                $256,211    260,417    282,847


 Additions:
  (1)  Charged to costs and expenses            12,000     12,000     49,500
  (2)  Charged to Other Accounts                     -          -         -

 Deductions:
  Write off of bad debts                       109,367     16,206     71,930
                                               -------    -------    -------

Balance at End of Period                      $158,844    256,211    260,417
                                               =======    =======    =======

                              EXHIBIT 99.3

                    VULCAN-BRUNSWICK BOWLING PIN COMPANY

                            FINANCIAL STATEMENTS

                    For the year ended December 31, 1999



















                                       J.D. CLOUD & CO. L.L.P.
                                     CERTIFIED PUBLIC ACCOUNTANTS
                                          CINCINNATI, OHIO

                       INDEPENDENT AUDITORS' REPORT




To the Partners
Vulcan-Brunswick Bowling Pin Company
Antigo, Wisconsin

We have audited the accompanying balance sheets of Vulcan-Brunswick Bowling Pin Company as of December 31, 1999 and 1998, and the related statements of income, partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the Joint Venture's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Vulcan-Brunswick Bowling Pin Company at December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.




                                            /s/ J.D. CLOUD & CO. L.L.P.
                                            Certified Public Accountants

Cincinnati, Ohio
January 28, 2000

                   VULCAN-BRUNSWICK BOWLING PIN COMPANY
                             BALANCE SHEETS
                      At December 31, 1999 and 1998

    - ASSETS -                                     1999             1998
CURRENT ASSETS:
   Cash                                      $   113,191          350,837
   Accounts receivable                           464,842          666,357
   Inventories                                   484,363          650,916
   Prepaid expense                                 6,343            6,625
                                               ---------        ---------
       TOTAL CURRENT ASSETS                    1,068,739        1,674,735
                                               ---------        ---------
PROPERTY, PLANT AND EQUIPMENT:
   Land                                           72,251           72,251
   Buildings and improvements                  3,997,934        3,994,334
   Machinery and equipment                     4,939,710        4,807,458
   Construction in progress                            -           30,469
                                               ---------        ---------
       Total                                   9,009,895        8,904,512
    Less - Accumulated depreciation            5,733,455        5,332,371
                                               ---------        ---------
       NET PROPERTY, PLANT AND EQUIPMENT       3,276,440        3,572,141
                                               ---------        ---------
OTHER ASSETS:
   Product development costs and other
     intangibles - at cost (less accumulated
     amortization; 1999 - $887,956;
     1998 - $794,068)                          2,862,416        2,956,304
   Other                                         173,946          171,354
                                               ---------        ---------
       TOTAL OTHER ASSETS                      3,036,362        3,127,658
                                               ---------        ---------
          TOTAL ASSETS                       $ 7,381,541        8,374,534
                                               =========        =========

     - LIABILITIES AND PARTNERS' CAPITAL -
CURRENT LIABILITIES:
  Accounts payable                           $   150,964           38,109
  Accrued expenses -
     Salaries and wages                           72,894          101,954
     Taxes and other                              98,658           95,514
                                               ---------        ---------
       TOTAL CURRENT LIABILITIES                 322,516          235,577
                                               ---------        ---------
PARTNERS' CAPITAL                              7,059,025        8,138,957
                                               ---------        ---------
          TOTAL LIABILITIES AND
             PARTNERS' CAPITAL               $ 7,381,541        8,374,534
                                               =========        =========

The accompanying notes to financial statements are an integral part of this statement.

                                     -71-

                   VULCAN-BRUNSWICK BOWLING PIN COMPANY
                          STATEMENTS OF INCOME
               For the years ended December 31, 1999 and 1998

                                                      1999            1998
NET SALES                                      $ 9,191,563      10,975,183
                                                 ---------      ----------
COST AND EXPENSES:
   Cost of sales                                 8,457,964      10,080,489
   Administrative                                   30,000          30,000
   Interest                                              -           1,235
                                                ----------      ----------
     TOTAL COST AND EXPENSES                     8,487,964      10,111,724
                                                ----------      ----------

     INCOME FROM OPERATIONS                        703,599         863,459

OTHER INCOME - NET                                  16,469          34,600
                                                ----------      ----------
     NET INCOME                                $   720,068         898,059
                                                ==========      ==========




The accompanying notes to financial statements are an integral part of this statement.

                   VULCAN-BRUNSWICK BOWLING PIN COMPANY
                     STATEMENTS OF PARTNERS' CAPITAL
              For the years ended December 31, 1999 and 1998

                                     VULCAN         BRUNSWICK     TOTAL
                                   BOWLING PIN     BOWLING PIN   PARTNERS'
                                     COMPANY       CORPORATION    CAPITAL
BALANCE - JANUARY 1, 1998          $ 4,370,449      4,370,449    8,740,898

  Add - Net income                     449,029        449,030      898,059
  Less - Distributions                (750,000)      (750,000)  (1,500,000)
                                    ----------     ----------   ----------
BALANCE - DECEMBER 31, 1998          4,069,478      4,069,479    8,138,957

  Add - Net income                     360,034        360,034      720,068
  Less - Distributions                (900,000)      (900,000)  (1,800,000)
                                    ----------     ----------   ----------
BALANCE - DECEMBER 31, 1999        $ 3,529,512      3,529,513    7,059,025
                                    ==========     ==========   ==========




The accompanying notes to financial statements are an integral part of this statement.

                   VULCAN-BRUNSWICK BOWLING PIN COMPANY
                        STATEMENTS OF CASH FLOWS
              For the years ended December 31, 1999 and 1998

                                                        1999           1998
CASH FLOWS FROM OPERATING ACTIVITIES:
  Cash received from customers                  $  9,393,078     11,172,421
  Cash paid to suppliers and employees            (7,741,810)    (9,396,777)
  Interest received                                   16,469         20,647
  Interest paid                                            -         (1,235)
                                                  ----------     ----------
     NET CASH FLOWS FROM OPERATING ACTIVITIES      1,667,737      1,795,056
                                                  ----------     ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property, plant and equipment         (105,383)      (233,711)
                                                  ----------     ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings under credit agreement                        -       200,000
  Principal payments under credit agreement                -      (200,000)
  Cash distributions to partners                  (1,800,000)   (1,500,000)
                                                  ----------    ----------
     NET CASH FLOWS FROM FINANCING ACTIVITIES     (1,800,000)   (1,500,000)
                                                  ----------    ----------
     NET INCREASE (DECREASE) IN CASH AND
        CASH EQUIVALENTS                            (237,646)       61,345

CASH AND CASH EQUIVALENTS AT BEGINNING
  OF YEAR                                            350,837       289,492
                                                  ----------    ----------
CASH AND CASH EQUIVALENTS AT END OF YEAR        $    113,191       350,837
                                                  ==========    ==========
RECONCILIATION OF NET INCOME TO NET CASH
   FLOWS FROM OPERATING ACTIVITIES:
     Net income                                 $    720,068       898,059
     Depreciation                                    401,084       528,649
     Amortization                                     93,888        93,888
     Decrease in accounts receivable                 201,515       183,285
     Decrease in inventories                         166,553       237,434
     Increase in prepaid expenses and other           (2,310)         (189)
     Increase (decrease) in accounts payable
      and accrued expenses                            86,939      (146,070)
                                                  ----------    ----------
     NET CASH FLOWS FROM OPERATING
        ACTIVITIES                              $  1,667,737     1,795,056
                                                  ==========    ==========

The accompanying notes to financial statements are an integral part of this statement.

                   VULCAN-BRUNSWICK BOWLING PIN COMPANY
                      NOTES TO FINANCIAL STATEMENTS
                           December 31, 1999


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

PROPERTY, PLANT AND EQUIPMENT-
Property, plant and equipment are stated at cost. Depreciation is provided in amounts sufficient to relate the cost of depreciable assets to operations over 15 to 39 years for buildings and improvements and 3 to 7 years for machinery and equipment.

INTANGIBLES-
Product development costs and other intangible assets consist principally of manufacturing technology and represent the fair market value assigned to such assets on the date the Joint Venture was formed. Intangible assets are amortized over 40 years on a straight-line basis.

                   VULCAN-BRUNSWICK BOWLING PIN COMPANY
                      NOTES TO FINANCIAL STATEMENTS
                           December 31, 1999
                              (Continued)


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


NOTE 2 - INVENTORIES

Inventories at December 31, 1999 and 1998 consisted of:
                                             1999          1998
               Raw materials            $ 155,795       146,962
               Work in process            310,595       485,404
               Supplies                    17,973        18,550
                                          -------       -------
                   Total                $ 484,363       650,916
                                          =======       =======

NOTE 3 - NOTE PAYABLE

The Joint Venture maintains a revolving credit agreement with its bank that provides for borrowings of up to $500,000 at the prime rate. Borrowings under the credit agreement are guaranteed by the Joint Venture's partners and are secured by a pledge of the general assets of the Joint Venture. There were no borrowings at December 31, 1999 and 1998.

                   VULCAN-BRUNSWICK BOWLING PIN COMPANY
                      NOTES TO FINANCIAL STATEMENTS
                           December 31, 1999
                              (Continued)


NOTE 4 - RETIREMENT PLAN

The Joint Venture maintains a defined benefit pension plan covering substantially all union employees.  The funded status and net periodic benefit cost recognized in the accompanying financial statements consisted of:
                                                  1999            1998
    Change in benefit obligations:
     Benefit obligation - January 1,          $382,683         327,089
     Service cost                               22,470          29,411
     Interest cost                              22,758          22,356
     Actuarial (gain) loss                     (25,715)         19,255
     Benefits paid                             (39,637)        (15,428)
                                               -------         -------
        Benefit obligation December 31,        362,559         382,683
                                               -------         -------
    Change in plan assets:
     Fair value of plan assets - January 1,    416,844         374,880
     Actual return on plan assets               20,598          25,630
     Employer contributions                     21,489          31,762
     Benefits paid                             (39,637)        (15,428)
                                               -------         -------
        Fair value of plan assets -
         December 31,                          419,294         416,844
                                               -------         -------
        Funded status                           56,735          34,161

    Unrecognized net loss                       83,079         100,128
    Unrecognized prior service cost             29,790          32,255
    Unrecognized net transition obligation       4,342           4,810
                                               -------         -------
        Prepaid pension expense -
         December 31,                         $173,946         171,354
                                               =======         =======
    Components of net periodic benefit costs:
     Service cost                             $ 22,470          29,411
     Interest cost                              22,758          22,356
     Return on plan assets:
      Actual                                   (20,598)        (25,630)
      Deferred                                 (11,004)         (5,014)
     Amortization of unrecognized net
      transition obligation                        468             468
     Amortization of prior service cost          2,465           2,465
     Amortization of unrecognized net loss       2,338           2,558
                                               -------         -------
        Periodic benefit cost                 $ 18,897          26,614
                                               =======         =======

                                      -77-

                   VULCAN-BRUNSWICK BOWLING PIN COMPANY
                      NOTES TO FINANCIAL STATEMENTS
                           December 31, 1999
                              (Continued)


NOTE 4 - RETIREMENT PLAN  (Continued)

Pension plan assets are invested primarily in group annuity contracts valued at contract value. Significant actuarial assumptions used in the above computations include the following:
                                                        1999      1998
     Assumed discount rate                              6.75%    6.75%
     Expected long-term rate of return
       on plan assets                                   7.75%    7.75%
     Average remaining service period                18 years  18 years


NOTE 5 - RELATED PARTY TRANSACTIONS

The Joint Venture had 1999 and 1998 sales to Vulcan of approximately $1,751,000 and $2,005,000, respectively, and 1999 and 1998 sales to Brunswick of approximately $7,440,000 and $8,951,000, respectively.

The Joint Venture purchased raw materials from Vulcan for approximately $141,000 in 1999 and $250,000 in 1998. The Joint Venture also paid accounting and administrative fees of $30,000 to Vulcan in 1999 and 1998.

Accounts receivable from Brunswick amounted to $192,000 and $587,000 at December 31, 1999 and 1998, respectively. Accounts receivable from Vulcan amounted to $243,000 and $77,000 at December 31, 1999 and 1998, respectively.


NOTE 6 - RISKS AND UNCERTAINTIES

The Joint Venture is involved in various claims and legal proceedings involving matters incidental to its business. Management believes that the resolution of these matters will not have a material effect on the Joint Venture's business or financial condition.

The Joint Venture currently purchases all its bowling pin bases from one Manufacturer. Any disruption in the supply of the bowling pin bases could cause a delay in manufacturing which could negatively affect operating results.

                   VULCAN-BRUNSWICK BOWLING PIN COMPANY
                      NOTES TO FINANCIAL STATEMENTS
                           December 31, 1999
                              (Continued)


NOTE 6 - RISKS AND UNCERTAINTIES  (Continued)

At December 31, 1999 approximately 89% of the Joint Venture's workforce was subject to a collective bargaining agreement that expires October 18, 2001.

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


Date:  March 29, 2000


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