Form 10-Q
period 2000-03-31
VULCAN INTERNATIONAL CORP
filed 2000-05-12
CIK 848446

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.   20549

                                   FORM 10-Q


         (Mark One)

         [ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended March 31, 2000

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

Outstanding shares of no par value common stock at March 31, 2000:

                                 1,110,124 shares

                       VULCAN INTERNATIONAL CORPORATION

                                    INDEX


Part I.  FINANCIAL INFORMATION                                         PAGE

        Item 1.  FINANCIAL STATEMENTS

                    Condensed Consolidated Balance Sheets                1

                    Condensed Consolidated Statements of Income          2

                    Condensed Consolidated Statements of Cash Flows      3

                    Schedule Supporting Net Income Per Common
                    Share and Dividends Per Common Share                 4

                    Notes to Condensed Consolidated Financial
                    Statements                                          5-8

                    Independent Accountants' Report                      9


        Item 2.     Management's Discussion and Analysis of
                    Financial Condition and Results of Operations      10-11


        Item 3.     Quantitative and Qualitative Disclosures
                    About Market Risks                                  11


Part II.  OTHER INFORMATION

        Item 1.     Legal Proceedings                                   12

        Item 6.     Exhibits and Reports on Form 8-K                    12

                            PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

                           VULCAN INTERNATIONAL CORPORATION

                         CONDENSED CONSOLIDATED BALANCE SHEETS
                                                  MARCH 31,    DECEMBER 31,
                                                    2000           1999
                                                  UNAUDITED
         -ASSETS-

CURRENT ASSETS:
  Cash                                          $   937,119     1,088,626
  Marketable securities (At fair market value)   52,492,670    49,554,152
  Accounts receivable                             1,835,831     1,409,773
  Inventories                                     1,114,352     1,123,403
  Prepaid expense and tax                            75,158       107,545
                                                 ----------    ----------
        TOTAL CURRENT ASSETS                     56,455,130    53,283,499
                                                 ----------    ----------
PROPERTY, PLANT AND EQUIPMENT-at cost            11,690,511    11,639,469
  Less-Accumulated depreciation and depletion     9,126,380     9,020,820
                                                 ----------    ----------
        NET PROPERTY, PLANT AND EQUIPMENT         2,564,131     2,618,649
                                                 ----------    ----------
OTHER ASSETS:
  Investment in joint venture                       118,099             -
  Marketable securities (At fair market value)   29,700,243    29,329,505
  Deferred charges and other assets               4,355,422     4,309,770
                                                 ----------    ----------
        TOTAL OTHER ASSETS                       34,173,764    33,639,275
                                                 ----------    ----------
                TOTAL ASSETS                   $ 93,193,025    89,541,423
                                                 ==========    ==========


     -LIABILITIES AND SHAREHOLDERS' EQUITY-

CURRENT LIABILITIES:
  Deferred income tax                          $ 16,455,362    15,460,319
  Note payable                                    2,010,000     1,810,000
  Other                                           1,158,261     1,113,040
                                                 ----------    ----------
        TOTAL CURRENT LIABILITIES                19,623,623    18,383,359
                                                 ----------    ----------
OTHER LIABILITIES:
  Deferred income tax                            10,142,482     9,999,296
  Commitments and contingencies                           -             -
  Minority interest in partnership                   11,115        10,929
  Other liabilities                                  29,877        29,877
                                                 ----------    ----------
        TOTAL OTHER LIABILITIES                  10,183,474    10,040,102
                                                 ----------    ----------
SHAREHOLDERS' EQUITY:
  Capital stock                                     249,939       249,939
  Additional paid-in capital                      6,534,925     6,146,698
  Retained earnings                              26,656,138    26,675,335
  Accumulated other comprehensive income         50,036,507    47,852,421
                                                 ----------    ----------
                                                 83,477,509    80,924,393
    Less-Common stock in treasury-at cost        20,091,581    19,806,431
                                                 ----------    ----------
        TOTAL SHAREHOLDERS' EQUITY               63,385,928    61,117,962
                                                 ----------    ----------
                TOTAL LIABILITIES
                  AND SHAREHOLDERS' EQUITY     $ 93,193,025    89,541,423
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

                           PART I - FINANCIAL INFORMATION
                                       (Continued)

Item 1.  Financial Statements.

                          VULCAN INTERNATIONAL CORPORATION

                     CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                             For the three months ended
                                      UNAUDITED
                                                      MARCH 31,   MARCH 31,
                                                        2000        1999
REVENUES:
  Net sales                                         $ 2,517,046   2,078,400
  Dividends                                             518,677     462,603
                                                      ---------   ---------
     TOTAL REVENUES                                   3,035,723   2,541,003
                                                      ---------   ---------
COST AND EXPENSES:
  Cost of sales                                       2,524,341   2,079,695
  General and administrative                            418,833     541,289
  Interest expense                                       51,993      36,110
                                                      ---------   ---------
     TOTAL COST AND EXPENSES                          2,995,167   2,657,094
                                                      ---------   ---------
EQUITY IN JOINT VENTURE INCOME AND
 MINORITY INTEREST                                      117,913      94,175
                                                      ---------   ---------
     INCOME (LOSS) BEFORE GAIN ON SALE OF ASSETS        158,469     (21,916)

NET GAIN ON SALE OF PROPERTY AND EQUIPMENT               87,484     112,332
                                                      ---------   ---------
     INCOME FROM CONTINUING OPERATIONS
      BEFORE INCOME TAXES                               245,953      90,416

INCOME TAX PROVISION                                     43,709      25,055
                                                      ---------   ---------
          INCOME FROM CONTINUING OPERATIONS             202,244      65,361

DISCONTINUED OPERATIONS:
  Income (loss) from operations, net of
   income tax                                                 -     (19,917)
                                                      ---------   ---------
          NET INCOME                                $   202,244      45,444
                                                      =========   =========
NET INCOME (LOSS) PER COMMON SHARE:
  Continuing operations                             $       .18         .06
  Discontinued operations                                     -        (.02)
                                                      ---------   ---------
          TOTAL NET INCOME PER SHARE                $       .18         .04
                                                      =========   =========

DIVIDENDS PER COMMON SHARE                          $       .20         .20
                                                      =========   =========

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                             PART I - FINANCIAL INFORMATION
                                       (Continued)
Item 1.  Financial Statements.

                            VULCAN INTERNATIONAL CORPORATION

                     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                           For the three months ended March 31,
                                        UNAUDITED
                                                         2000         1999
CASH FLOWS FROM OPERATING ACTIVITIES:
  Cash received from customers                      $ 2,092,707    2,149,389
  Cash paid to suppliers and employees               (2,855,272)  (2,943,868)
  Dividends received                                    518,677      462,603
  Interest paid                                         (52,002)     (36,110)
                                                      ---------    ---------
     NET CASH FLOWS FROM OPERATING ACTIVITIES          (295,890)    (367,986)
                                                      ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of property and equipment           87,484      112,332
  Purchase of property and equipment                    (51,103)    (103,284)
  Collections on notes receivable and other              26,363            -
  Cash distribution from joint venture                        -      400,000
                                                      ---------    ---------
     NET CASH FLOWS FROM INVESTING ACTIVITIES            62,744      409,048
                                                      ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings under credit agreements                200,000            -
  Sale of treasury shares                               466,875            -
  Purchase of common shares                            (363,795)    (172,855)
  Cash dividends paid                                  (221,441)    (226,005)
                                                      ---------    ---------
     NET CASH FLOWS FROM FINANCING ACTIVITIES            81,639     (398,860)
                                                      ---------    ---------
     DECREASE IN CASH AND CASH EQUIVALENTS             (151,507)    (357,798)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD      1,088,626    1,275,656
                                                      ---------    ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD           $  937,119      917,858
                                                      =========    =========
RECONCILIATION OF NET INCOME TO
  NET CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                        $  202,244       45,444
   Adjustments-
     Depreciation and amortization                      105,934      114,171
     Deferred income taxes                               13,058       26,190
     Equity in joint venture income and minority
      interest                                         (117,913)     (94,175)
     Net gain on sale of property and marketable
      securities                                        (87,484)    (112,332)
     Increase in accounts receivable                   (424,339)     (55,575)
     Decrease (increase) in inventories                   9,051     (200,812)
     Increase (decrease) in accounts payable,
      accrued expenses and other assets                   3,559      (90,897)
                                                      ---------    ---------
        NET CASH FLOWS FROM OPERATING ACTIVITIES     $ (295,890)    (367,986)
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

                         PART I - FINANCIAL INFORMATION
                                  (Continued)

Item 1.  Financial Statements.

                         VULCAN INTERNATIONAL CORPORATION
               SCHEDULE SUPPORTING NET INCOME PER COMMON SHARE AND
                            DIVIDENDS PER COMMON SHARE
                                    UNAUDITED

                                                                 Exhibit "1"
                                                   Three months ended
                                                        March 31,
                                                  2000             1999

a)  Income from operations                      $  202,244           65,361
b) Loss from discontinued operations,
    net of income tax                                   -          (19,917)
                                                ---------        ---------
c) Net income                                  $  202,244           45,444
                                                =========        =========
d) Cash dividends on common shares             $  221,441          226,005
                                                =========        =========

Weighted Average Shares:

e) Common shares issued                         1,999,512        1,999,512
f) Common treasury shares                         890,908          865,556
                                                ---------        ---------
g) Common shares outstanding                    1,108,604        1,133,956
                                                =========        =========

h) Income (loss) per common share:
     Continuing operations (a/g)               $      .18              .06
     Discontinued operations (b/g)                      -             (.02)
                                                ---------        ---------
    NET INCOME PER SHARE                       $      .18              .04
                                                =========        =========

i) Dividends per common share                  $      .20              .20


The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                        PART I - FINANCIAL INFORMATION
                                  (Continued)

Item 1.  Financial Statements.

                       VULCAN INTERNATIONAL CORPORATION

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

              For the three months ended March 31, 2000 and 1999


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

There were no securities of the Registrant sold by the Registrant during the three months ended March 31, 2000, that were not registered under the Securities Act of 1933, in reliance upon an exemption from registration provided by Section 4(2) of the Act.

On February 28, 2000, the Board of Directors ratified an action of the Executive Committee authorizing the Company to enter into an agreement among Directors and the Company giving the Company the Right of First Refusal to purchase any shares owned by such Directors prior to any outside sale of such shares.


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

                        PART I - FINANCIAL INFORMATION
                                  (Continued)

Item 1.  Financial Statements.

                        VULCAN INTERNATIONAL CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

               For the three months ended March 31, 2000 and 1999
                                   (Continued)

INVENTORIES

                                                 MARCH 31,     DECEMBER 31,
                                                   2000            1999
                                                 UNAUDITED
        Inventories consisted of:
          Finished goods                        $  505,523        484,888
          Work in process                          148,636        145,623
          Raw materials                            460,193        492,892
                                                 ---------      ---------
                Total inventories               $1,114,352      1,123,403
                                                 =========      =========


COMPREHENSIVE INCOME

During the three months ended March 31, 2000 and 1999 total other comprehensive income (loss) was as follows:

                                                    2000          1999

     Net income                                 $  202,244       45,444
     Other comprehensive income, net of tax:
      Unrealized gain (loss) on marketable
       securities                                2,184,086     (730,096)
                                                 ---------      -------
          Total comprehensive income (loss)     $2,386,330     (684,652)
                                                 =========      =======

Accumulated comprehensive income consists of unrealized holding gains on securities available for sale of $50,036,507 at March 31, 2000 and $47,852,421 at December 31, 1999.

                         PART I - FINANCIAL INFORMATION
                                  (Continued)

Item 1.  Financial Statements.

                        VULCAN INTERNATIONAL CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

               For the three months ended March 31, 2000 and 1999
                                   (Continued)

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

Net sales and income from discontinued operations for the three months ended March 31, 1999 are as follows:

     Net sales                                     $236,581
                                                    =======

     (Loss) before income taxes                     (24,896)

     Income tax benefit                               4,979
                                                    -------
        Net (loss)                                 $(19,917)
                                                    =======


BUSINESS SEGMENT INFORMATION

Reportable segments for the three months ended March 31 are as follows:

                                                   2000               1999
    NET SALES FROM CONTINUING OPERATIONS:
      Rubber and Foam Products                 $1,773,164          1,521,024
      Bowling Pins                                780,089            531,452
      Real Estate Operations                      212,251            222,349
      Intersegment net sales                     (162,474)           (84,093)
                                                ---------          ---------
                                                2,603,030          2,190,732
      Timber sales reported in gain on
       sale of property and equipment             (85,984)          (112,332)
                                                ---------          ---------

                         PART I - FINANCIAL INFORMATION
                                  (Continued)

Item 1.  Financial Statements.

                        VULCAN INTERNATIONAL CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

               For the three months ended March 31, 2000 and 1999
                                   (Continued)


           TOTAL SALES FROM CONTINUING
            OPERATIONS                         $2,517,046          2,078,400
                                                =========          =========
    OPERATING PROFIT (LOSS) FROM
     CONTINUING OPERATIONS:
      Rubber and Foam Products                 $ (316,876)          (394,943)
      Bowling Pins                                106,020             43,185
      Real Estate Operations                       73,314            118,263
                                                ---------          ---------
           TOTAL OPERATING PROFIT (LOSS)
            FROM CONTINUING OPERATIONS           (137,542)          (233,495)

    Interest expense - net                        (51,993)           (36,110)
    Other unallocated corporate income - net      435,488            360,021
    Income tax provision                          (43,709)           (25,055)
                                                ---------          ---------
           INCOME FROM CONTINUING
            OPERATIONS                            202,244             65,361

     DISCONTIUED OPERATIONS:
      (Loss) from operations, net of
       income tax                                       -            (19,917)
                                                ---------          ---------

           NET INCOME                          $  202,244             45,444
                                                =========          =========


REVIEW BY INDEPENDENT ACCOUNTANTS
The condensed consolidated financial statements at March 31, 2000, and for the three-month period then ended have been reviewed, prior to filing, by the Registrant's independent accountants, J.D. Cloud & Co. L.L.P., whose report covering their review of the financial statements is included in this report.

                        INDEPENDENT ACCOUNTANTS' REPORT


To the Board of Directors
Vulcan International Corporation
Wilmington, Delaware

We have reviewed the accompanying condensed consolidated balance sheet of Vulcan International Corporation and subsidiaries as of March 31, 2000, and the related condensed consolidated statements of income and cash flows for the three-month periods ended March 31, 2000 and 1999. These financial statements are the responsibility of the Company's management.

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

We have audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Vulcan International Corporation and subsidiaries as of December 31, 1999, and the related consolidated statements of income, shareholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated February 10, 2000, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1999, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.




                                                J.D. CLOUD & CO. L.L.P.
                                                Certified Public Accountants

Cincinnati, Ohio
May 8, 2000

                         PART I - FINANCIAL INFORMATION
                                  (Continued)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


Net sales revenue from continuing operations for the three months ended
March 31, 2000, increased $438,646 or 21.1% over the corresponding period in 1999. Cost of sales increased $444,646 or 21.4% during the three months ended March 31, 2000 compared to the corresponding period in 1999. These changes are due primarily to increased sales in the Company's Rubber and Foam and Bowling Pin segments.

General and administrative expenses decreased $122,456 or 22.6% in the three months ended March 31, 2000, as compared to the corresponding period in 1999. These decreases are primarily due to decreased costs involved in the Company's plastics operations, computer conversion costs incurred in 1999 not incurred in 2000 and decreased salaries.

Interest expense increased $15,883 for the three months ended March 31, 2000. This increase is due to increased borrowings under the Company's line of credit agreement.

Gains on the sale of property and equipment were $87,484 for the three months ended March 31, 2000, as compared to $112,332 for the corresponding period in 1999. Gains in 2000 were the result of sales of timber and equipment from the Company's rubber plant in Clarksville, Tennessee. Gains in 1999 were the result of sales of timber.

The Company has a 50% interest in a joint venture, Vulcan Brunswick Bowling Pin Company (VBBPC) which manufactures bowling pins in Antigo, Wisconsin for Brunswick and the Company. The Company's investment in VBBPC is included in other assets at March 31, 2000.

Summarized income statement information for VBBPC consists of the following:
                                                     Three Months ended
                                                          March 31,
                                                    2000             1999

        Net sales                               $2,145,088        2,086,352
        Costs and expenses                       1,908,890        1,896,684
                                                 ---------        ---------
        Net income                              $  236,198          189,668
                                                 =========        =========
        Company's 50% equity in net income      $  118,099           94,834
                                                 =========        =========


                         PART I - FINANCIAL INFORMATION
                                  (Continued)


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


LIQUIDITY AND CAPITAL RESOURCES

The Company's cash requirements during the first quarter of 2000 were funded in part through earnings and noncash charges such as depreciation and amortization and from the sale of timber and equipment. The cash from these transactions was primarily used in operations. The Company expects to continue, when necessary, to use short-term borrowings to meet cash requirements not fully provided by earnings, depreciation and amortization. During the three months ended March 31, 2000, 11,481 shares of treasury stock were acquired for $363,795 and 15,000 shares were sold to a director of the Company for $466,875. There were approximately $33,000 of commitments for capital expenditures as of March 31, 2000.



Item 3.     Quantitative and Qualitative Disclosures about Market Risks.

There have been no significant changes in the Company's market risk, primarily associated with marketable securities, since December 31, 1999.

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




Item 6.     Exhibits and Reports on Form 8-K.

     a.     Exhibits
            Exhibit     SB 601                                       Page
              No.      Ref. No.       Description                     No.
              27      601(b)(27)     Financial Data Schedule for
                                     the Three Months Ended
                                     March 31, 2000                   14

     b. The Company was not required to file Form 8-K for the quarter ended March 31, 2000.

                       PART II - OTHER INFORMATION
                               (Continued)




                                SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     VULCAN INTERNATIONAL CORPORATION


                                  By:  /s/ Benjamin Gettler
                                       ----------------------------------
    Date   May 12, 2000                 Benjamin Gettler
                                        Chairman of the Board, President
                                          and Chief Executive Officer

                                  By:  /s/ Vernon E. Bachman
                                       -----------------------------------
    Date   May 12, 2000                 Vernon E. Bachman
                                        Vice President, Secretary-Treasurer
                                          and Principal Accounting Officer