Form 10-Q
period 2000-06-30
VULCAN INTERNATIONAL CORP
filed 2000-08-10
CIK 848446

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.   20549

                                   FORM 10-Q

         (Mark One)

         [ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended June 30, 2000

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

Outstanding shares of no par value common stock at June 30, 2000:

                                 1,099,624 shares

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

        Item 3      Quantitative and Qualitative Disclosures
                    about Market Risks                                  11


Part II.  OTHER INFORMATION

        Item 1.     Legal Proceedings                                   12

        Item 6.     Exhibits and Reports on Form 8-K                    12

                            PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

                           VULCAN INTERNATIONAL CORPORATION

                         CONDENSED CONSOLIDATED BALANCE SHEETS
                                                   JUNE 30,    DECEMBER 31,
                                                     2000          1999
                                                  UNAUDITED
         -ASSETS-

CURRENT ASSETS:
  Cash                                         $  1,021,381     1,088,626
  Marketable securities (At fair market value)   50,098,086    49,554,152
  Accounts receivable                             1,663,188     1,409,773
  Inventories                                     1,073,655     1,123,403
  Prepaid expense and tax                            46,214       107,545
                                                 ----------    ----------
        TOTAL CURRENT ASSETS                     53,902,524    53,283,499
                                                 ----------    ----------
PROPERTY, PLANT AND EQUIPMENT-at cost            11,724,445    11,639,469
  Less-Accumulated depreciation and depletion     9,196,026     9,020,820
                                                 ----------    ----------
        NET PROPERTY, PLANT AND EQUIPMENT         2,528,419     2,618,649
                                                 ----------    ----------
OTHER ASSETS:
  Investment in joint venture                        83,512             -
  Marketable securities (At fair market value)   30,894,844    29,329,505
  Deferred charges and other assets               4,400,648     4,309,770
                                                 ----------    ----------
        TOTAL OTHER ASSETS                       35,379,004    33,639,275
                                                 ----------    ----------
                TOTAL ASSETS                   $ 91,809,947    89,541,423
                                                 ==========    ==========

     -LIABILITIES AND SHAREHOLDERS' EQUITY-

CURRENT LIABILITIES:
  Deferred income tax                          $ 15,641,551    15,460,319
  Note payable                                    2,375,000     1,810,000
  Other                                           1,172,158     1,113,040
                                                 ----------    ----------
        TOTAL CURRENT LIABILITIES                19,188,709    18,383,359
                                                 ----------    ----------
OTHER LIABILITIES:
  Deferred income tax                            10,580,696     9,999,296
  Commitments and contingencies                           -             -
  Minority interest in partnership                   11,617        10,929
  Other liabilities                                  29,877        29,877
                                                 ----------    ----------
        TOTAL OTHER LIABILITIES                  10,622,190    10,040,102
                                                 ----------    ----------
SHAREHOLDERS' EQUITY:
  Capital stock                                     249,939       249,939
  Additional paid-in capital                      6,534,925     6,146,698
  Retained earnings                              26,413,090    26,675,335
  Accumulated other comprehensive income         49,244,520    47,852,421
                                                 ----------    ----------
                                                 82,442,474    80,924,393

    Less-Common stock in treasury-at cost        20,443,426    19,806,431
                                                 ----------    ----------
        TOTAL SHAREHOLDERS' EQUITY               61,999,048    61,117,962
                                                 ----------    ----------
                TOTAL LIABILITIES
                  AND SHAREHOLDERS' EQUITY     $ 91,809,947    89,541,423
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

                           PART I - FINANCIAL INFORMATION
                                       (Continued)

Item 1.  Financial Statements.

                          VULCAN INTERNATIONAL CORPORATION

                     CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                      UNAUDITED

                    For the six months ended      For the three months ended
                        June 30,     June 30,        June 30,      June 30,
                          2000         1999            2000          1999
REVENUES:
  Net sales            $4,831,963     4,158,961      2,314,917      2,080,561
  Dividends             1,035,849       925,765        517,172        463,162
                        ---------     ---------      ---------      ---------
    TOTAL REVENUES      5,867,812     5,084,726      2,832,089      2,543,723
                        ---------     ---------      ---------      ---------
COST AND EXPENSES:
  Cost of sales         4,869,076     4,219,946      2,344,735      2,071,051
  General and
   administrative         804,925       834,706        386,092        362,617
  Interest expense         93,618        70,954         41,625         34,844
                        ---------     ---------      ---------      ---------
    TOTAL COST AND
     EXPENSES           5,767,619     5,125,606      2,772,452      2,468,512
                        ---------     ---------      ---------      ---------
EQUITY IN JOINT
 VENTURE INCOME
 AND MINORITY
 INTEREST                 232,824       187,155        114,911         92,980
                        ---------     ---------      ---------      ---------
INCOME BEFORE
 GAIN ON SALE OF
 ASSETS                   333,017       146,275        174,548        168,191

NET GAIN ON SALE OF
 PROPERTY AND EQUIPMENT   168,532       315,134         81,048        202,802
                        ---------     ---------      ----------     ---------
     INCOME FROM
      CONTINUING
      OPERATIONS BEFORE
      INCOME TAXES        501,549       461,409        255,596        370,993

INCOME TAX PROVISION      102,504        86,613         58,795         61,558
                        ---------     ---------      ---------      ---------
     INCOME FROM
      CONTINUING
      OPERATIONS          399,045       374,796        196,801        309,435

DISCONTINUED OPERATIONS:
 Income from operations,
  net of income tax             -        37,890              -         57,807
                        ---------     ---------      ---------      ---------
     NET INCOME        $  399,045       412,686        196,801        367,242
                        =========     =========      =========      =========

NET INCOME (LOSS)
 PER COMMON SHARE:
 Continuing operations $      .36           .34            .18            .28
 Discontinued operations        -           .03              -            .05
                        ---------     ---------      ---------      ---------
     TOTAL NET INCOME
      PER SHARE        $      .36           .37            .18            .33
                        =========     =========      =========      =========
DIVIDENDS PER
 COMMON SHARE          $      .60           .40            .40            .20
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

                             PART I - FINANCIAL INFORMATION
                                       (Continued)
Item 1.  Financial Statements.

                            VULCAN INTERNATIONAL CORPORATION

                     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                For the six months ended
                                        UNAUDITED
                                                   JUNE 30,       JUNE 30,
                                                     2000           1999
CASH FLOWS FROM OPERATING ACTIVITIES:
  Cash received from customers                  $ 4,573,062       4,314,392
  Cash paid to suppliers and employees           (5,729,094)     (6,121,107)
  Dividends received                              1,035,849         925,765
  Interest paid                                     (78,426)        (71,247)
                                                  ---------       ---------
     NET CASH FLOWS FROM OPERATING ACTIVITIES      (198,609)       (952,197)
                                                  ---------       ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of property and equipment      169,738         225,062
  Purchase of property and equipment               (125,317)       (193,100)
  Cash distribution from joint venture              150,000         500,000
  Collections on notes receivable and other          62,074               -
                                                  ---------       ---------
     NET CASH FLOWS FROM INVESTING ACTIVITIES       256,495         531,962
                                                  ---------       ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings under credit agreements            565,000       1,700,000
  Sale of treasury shares                           466,875          10,650
  Purchase of common shares                        (715,640)     (1,494,245)
  Cash dividends paid                              (441,366)       (445,362)
                                                  ---------       ---------
     NET CASH FLOWS FROM FINANCING ACTIVITIES      (125,131)       (228,957)
                                                  ---------       ---------
     DECREASE IN CASH AND CASH EQUIVALENTS          (67,245)       (649,192)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD  1,088,626       1,275,656
                                                  ---------       ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD      $ 1,021,381         626,464
                                                  =========       =========
RECONCILIATION OF NET INCOME TO
  NET CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                   $   399,045         412,686
   Adjustments-
     Depreciation and amortization                  214,964         228,103
     Deferred income taxes                           45,457          51,905
     Equity in joint venture income and
       minority interest                           (232,824)       (187,155)
     Net gain on sale of property and
       marketable securities                       (168,532)       (315,134)
     Increase in accounts receivable               (258,901)       (261,186)
     (Increase) decrease in inventories              49,748        (427,584)
     Decrease in accounts payable,
       accrued expenses and other assets           (247,566)       (453,832)
                                                  ---------       ---------
NET CASH FLOWS FROM OPERATING ACTIVITIES        $  (198,609)       (952,197)
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

                             PART I - FINANCIAL INFORMATION
                                       (Continued)
Item 1.  Financial Statements.

                             VULCAN INTERNATIONAL CORPORATION
                      SCHEDULE SUPPORTING NET INCOME PER COMMON SHARE
                              AND DIVIDENDS PER COMMON SHARE
                                        UNAUDITED

                                                                     EXHIBIT 1
                       For the six months ended   For the three months ended
                       June 30,       June 30,     June 30,        June 30,
                         2000           1999         2000            1999
a)   Income from
      operations      $  399,045        374,796     196,801       309,435
b)   Income from
      discontinued
      operations,
      net of tax               -         37,890           -        57,807
                       ---------      ---------    --------     ---------
c)   Net income       $  399,045        412,686     196,801       367,242
                       =========      =========   =========     =========
d)   Cash
      dividends
      on common
      shares          $  661,291        445,362     439,850       219,357
                       =========      =========   =========     =========
Weighted Average
 Shares:
e)   Common shares
      issued           1,999,512      1,999,512   1,999,512     1,999,512
f)   Common
      treasury
      shares             892,907        882,065     894,906       898,392
                       ---------      ---------   ---------     ---------
g)   Common shares
      outstanding      1,106,605      1,117,447   1,104,606     1,101,120
                       =========      =========   =========     =========
h)   Income per
      common share:

i)   Continuing
      operations
      (a/g)           $      .36            .34         .18           .28
j)   Discontinued
      operations
      (b/g)                    -            .03           -           .05
                       ---------      ---------   ---------     ---------
                      $      .36            .37         .18           .33
                       =========      =========   =========     =========
k)   Dividends
      per common
      share          $       .60            .40         .40           .20


The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                        PART I - FINANCIAL INFORMATION
                                  (Continued)

Item 1.  Financial Statements.

                       VULCAN INTERNATIONAL CORPORATION

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

              For the six months ended June 30, 2000 and 1999


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

There were no securities of the Registrant sold by the Registrant during the six months ended June 30, 2000, that were not registered under the Securities Act of 1933, in reliance upon an exemption from registration provided by
Section 4(2) of the Act.

On February 28, 2000 the Board of Directors ratified an action of the Executive Committee authorizing the Company to enter into an agreement among Directors and the Company giving the Company the Right of First Refusal to purchase any shares owned by such Directors prior to any outside sale of such shares.


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


RECLASSIFICATIONS
Certain prior period amounts have been reclassified to conform with current period presentation.

                        PART I - FINANCIAL INFORMATION
                                  (Continued)
Item 1.  Financial Statements.

                        VULCAN INTERNATIONAL CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                For the six months ended June 30, 2000 and 1999
                                   (Continued)

INVENTORIES

                                               JUNE 30,      DECEMBER 31,
                                                 2000           1999
                                               UNAUDITED
        Inventories consisted of:
          Finished goods                    $  406,397          484,888
          Work in process                      215,575          145,623
          Raw materials                        451,683          492,892
                                             ---------        ---------
                Total inventories           $1,073,655        1,123,403
                                             =========        =========


COMPREHENSIVE INCOME
During the six months and three months ended June 30, 2000 and 1999 total other comprehensive income (loss) was as follows:

                                       For the six            For the three
                                       months ended           months ended
                                   June 30,   June 30,    June 30,    June 30,
                                    2000       1999        2000        1999
   Net income                   $  399,045    412,686     196,801     367,242
   Other comprehensive
    income (loss), net of tax:
     Unrealized gain (loss)
      on marketable securities   1,392,099  1,759,178    (791,987)  2,489,274
     Less: reclassification
      adjustment for gains
      included in net income             -    (60,304)          -     (60,304)
                                 ---------  ---------     -------   ---------
        Total comprehensive
         income (loss)          $1,791,144  2,111,560    (595,186)  2,796,212
                                 =========  =========     =======   =========

Accumulated comprehensive income consists of unrealized holding gains on securities available for sale of $49,244,520 at June 30, 2000 and $47,852,421 at December 31, 1999.

                        PART I - FINANCIAL INFORMATION
                                  (Continued)
Item 1.  Financial Statements.

                        VULCAN INTERNATIONAL CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                For the six months ended June 30, 2000 and 1999
                                   (Continued)


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

Net sales and income from discontinued operations for the six months and three months ended June 30, 1999 are as follows:
                                          For the six     For the three
                                          months ended     months ended
                                         June 30, 1999    June 30, 1999
       Net sales                           $416,617          180,036
                                            =======          =======
       Income before income taxes          $ 47,633           72,529
       Income tax provision                   9,743           14,722
                                            -------          -------
           Net income                      $ 37,890           57,807
                                            =======          =======

BUSINESS SEGMENT INFORMATION
Reportable segments for the six months and three months ended June 30, 2000 are as follows:

                                     For the six             For the three
                                     months ended            months ended
                                 June 30,    June 30,    June 30,    June 30,
                                  2000        1999        2000        1999
  NET SALES:
   Rubber and Foam Products    $3,644,456   3,136,580   1,871,292   1,615,556
   Bowling Pins                 1,130,709   1,035,491     350,620     504,039
   Real Estate Operations         425,623     445,649     213,372     223,300
   Intersegment net sales        (200,737)   (233,697)    (38,263)   (149,604)
                                ---------   ---------   ---------   ---------
                                5,000,051   4,384,023   2,397,021   2,193,291

   Timber sales reported in
    gain on sale of property
    and equipment                (168,088)   (225,062)    (82,104)   (112,730)
                                ---------   ---------   ---------   ---------
       TOTAL SALES             $4,831,963   4,158,961   2,314,917   2,080,561
                                =========   =========   =========   =========




                        PART I - FINANCIAL INFORMATION
                                  (Continued)
Item 1.  Financial Statements.

                        VULCAN INTERNATIONAL CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                For the six months ended June 30, 2000 and 1999
                                   (Continued)


  OPERATING PROFIT (LOSS)
   FROM CONTINUING OPERATIONS:
   Rubber and Foam Products    $ (613,249)   (595,288)   (296,373)   (200,345)
   Bowling Pins                   187,928      91,020      81,908      47,835
   Real Estate Operations         154,896     242,139      81,582     123,876
                                ---------   ---------   ---------   ---------
       TOTAL OPERATING
        PROFIT (LOSS) FROM
        CONTINUING OPERATIONS    (270,425)   (262,129)   (132,883)    (28,634)

  Interest expense - net          (93,618)    (70,954)    (41,625)    (34,844)
  Other unallocated corporate
   income - net                   865,592     794,492     430,104     434,471
  Income tax provision           (102,504)    (86,613)    (58,795)    (61,558)
                                ---------   ---------   ---------   ---------
        INCOME FROM
         CONTINUING OPERATIONS    399,045     374,796     196,801     309,435

  DISCONTINUED OPERATIONS:
   Income from operations,
    Net of income tax                   -      37,890           -      57,807
                                ---------   ---------   ---------   ---------
        NET INCOME             $  399,045     412,686     196,801     367,242
                                =========   =========   =========   =========


REVIEW BY INDEPENDENT ACCOUNTANTS
The condensed consolidated financial statements at June 30, 2000, and for the six-month period then ended have been reviewed, prior to filing, by the Registrant's independent accountants, J.D. Cloud & Co. L.L.P., whose report covering their review of the financial statements is included in this report.

                               INDEPENDENT ACCOUNTANT'S REPORT



To the Board of Directors
Vulcan International Corporation
Wilmington, Delaware


We have reviewed the accompanying condensed consolidated balance sheet of Vulcan International Corporation and subsidiaries as of June 30, 2000, and the related condensed consolidated statements of income and cash flows for the six-month and three-month periods ended June 30, 2000 and 1999. These financial statements are the responsibility of the Company's management.

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


Cincinnati, Ohio
July 27, 2000

                         PART I - FINANCIAL INFORMATION
                                  (Continued)


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


Net sales revenue for the six-month period ended June 30, 2000, increased $673,002 or 16.2% over the corresponding period in 1999. Cost of sales increased $649,130 or 15.4% during the six-month period compared to the corresponding six-month period in 1999. Net sales revenue for the second quarter of 2000 increased $234,356 or 11.3% and cost of sales increased $273,684 or 13.2% compared to the corresponding quarter in 1999. These changes are due primarily to increased sales in the Company's Rubber and Foam and Bowling Pin segments.

General and administrative expenses decreased $29,781 or 3.6% in the six-month period ended June 30, 2000, as compared to the corresponding six-month period in 1999. General and administrative expenses for the second quarter of 2000 increased $23,475 or 6.5% compared to the corresponding quarter in 1999.

Interest expense for the six-month period ended June 30, 2000 increased $22,664. Interest expense for the three-month period ended June 30, 2000 increased $6,781. The increases were due to increased borrowings under the Company's line of credit agreement.

Gains on the sale of property and equipment were $168,532 for the six-month period ended June 30, 2000, as compared to $315,134 for the corresponding period in 1999. Gains in 2000 are the result of the sales of timber and equipment from the Company's rubber plant in Clarksville, Tennessee. Gains in 1999 were the result of the sale of timber and the exchange of marketable securities.

The Company has a 50% interest in a joint venture, Vulcan Brunswick Bowling Pin Company (VBBPC) which manufactures bowling pins in Antigo, Wisconsin, for Brunswick and the Company. The Company received cash distributions of $150,000 from VBBPC during the first six months of 2000. The Company's interest in VBBPC is included in other assets at June 30, 2000.

                        PART I - FINANCIAL INFORMATION
                                 (Continued)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. (Continued)

Summarized income statement information for VBBPC consists of the following:

                     Six Months Ended June 30,   Three Months ended June 30,
                         2000          1999          2000          1999

Net sales             $4,296,148     4,150,605     2,151,060     2,064,253
Costs and expenses     3,829,123     3,773,277     1,920,233     1,876,593
                       ---------     ---------     ---------     ---------
Net income            $  467,025       377,328       230,827       187,660
                       =========     =========     =========     =========
Company's 50% equity
 in net income        $  233,512       188,664       115,413        93,830
                       =========     =========     =========     =========


LIQUIDITY AND CAPITAL RESOURCES

The Company's cash requirements during the second quarter of 2000 were funded in part through earnings and noncash charges such as depreciation and amortization, a $150,000 distribution from the joint venture and from the sale of timber and equipment. The cash from these transactions was primarily used in operations. The Company expects to continue, when necessary, to use short-term borrowings to meet cash requirements not fully provided by earnings, depreciation and amortization. During the six months ended June 30, 2000, 21,981 shares of treasury stock were acquired for $715,640, and 15,000 shares were sold to a director of the Company for $466,875. There were approximately $21,000 of commitments for capital expenditures as of June 30, 2000.



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


Item 6.  Exhibits and Reports on Form 8-K.

     a.  Exhibits

        Exhibit          SB 601                                    Page
          No.           Ref. No.        Description                 No.
          27            602 (b) (27)    Financial Data Schedule
                                        for the Six Months Ended
                                        June 30, 2000               12

     b. The Company was not required to file Form 8-K for the quarter ended June 30, 2000.

                           PART II - OTHER INFORMATION
                                  (Continued)


                                     SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     VULCAN INTERNATIONAL CORPORATION


August 10, 2000                      By: /s/Benjamin Gettler
                                         ------------------------------------
     Date                                Chairman of the Board, President
                                         and Chief Executive Officer


August 10, 2000                      By: /s/Vernon E. Bachman
                                         ------------------------------------
     Date                                Vice President, Secretary-Treasurer
                                         and Principal Accounting Officer