Form 10-Q
period 2000-09-30
VULCAN INTERNATIONAL CORP
filed 2000-11-14
CIK 848446

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.   20549

                                   FORM 10-Q

         (Mark One)

         [ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended September 30, 2000

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

Outstanding shares of no par value common stock at September 30, 2000:

                                 1,098,024 shares

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

                            PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

                           VULCAN INTERNATIONAL CORPORATION

                         CONDENSED CONSOLIDATED BALANCE SHEETS
                                                SEPTEMBER 30,  DECEMBER 31,
                                                    2000           1999
                                                 UNAUDITED
         -ASSETS-

CURRENT ASSETS:
  Cash                                         $  1,005,408     1,088,626
  Marketable securities (at fair market value)   49,147,927    49,554,152
  Accounts receivable                             2,500,676     1,409,773
  Inventories                                       663,135     1,123,403
  Prepaid expense and tax                             9,696       107,545
                                                -----------    ----------
        TOTAL CURRENT ASSETS                     53,326,842    53,283,499
                                                -----------    ----------
PROPERTY, PLANT AND EQUIPMENT-at cost            11,792,005    11,639,469
  Less-Accumulated depreciation and depletion     9,308,716     9,020,820
                                                -----------    ----------
        NET PROPERTY, PLANT AND EQUIPMENT         2,483,289     2,618,649
                                                -----------    ----------
OTHER ASSETS:
  Investment in joint venture                        34,444             -
  Marketable securities (at fair market value)   42,840,850    29,329,505
  Deferred charges and other assets               4,449,839     4,309,770
                                                -----------    ----------
        TOTAL OTHER ASSETS                       47,325,133    33,639,275
                                                -----------    ----------
                TOTAL ASSETS                   $103,135,264    89,541,423
                                                ===========    ==========

     -LIABILITIES AND SHAREHOLDERS' EQUITY-

CURRENT LIABILITIES:
  Deferred income tax                          $ 15,317,368    15,640,319
  Note payable                                    2,230,000     1,810,000
  Other                                           1,052,697     1,113,040
                                                -----------    ----------
        TOTAL CURRENT LIABILITIES                18,600,065    18,563,359
                                                -----------    ----------
OTHER LIABILITIES:
  Deferred income tax                            14,393,214     9,999,296
  Commitments and contingencies                           -             -
  Minority interest in partnership                   11,776        10,929
  Other liabilities                                  29,877        29,877
                                                -----------    ----------
        TOTAL OTHER LIABILITIES                  14,434,867    10,040,102
                                                -----------    ----------

SHAREHOLDERS' EQUITY:
  Capital stock                                     249,939       249,939
  Additional paid-in capital                      6,534,925     6,146,698
  Retained earnings                              27,309,817    26,675,335
  Accumulated other comprehensive income         56,501,781    47,852,421
                                                -----------    ----------
                                                 90,596,462    80,924,393
    Less-Common stock in treasury-at cost        20,496,130    19,806,431
                                                -----------    ----------
        TOTAL SHAREHOLDERS' EQUITY               70,100,332    61,117,962
                                                -----------    ----------
                TOTAL LIABILITIES
                  AND SHAREHOLDERS' EQUITY     $103,135,264    89,721,423
                                                ===========    ==========

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                           PART I - FINANCIAL INFORMATION
                                       (Continued)

Item 1.  Financial Statements.

                          VULCAN INTERNATIONAL CORPORATION

                     CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                      UNAUDITED

                              Nine months ended         Three months ended
                                September 30,             September 30,
                              2000         1999         2000         1999
REVENUES:
  Net sales                $7,272,115    7,005,797    2,440,152    2,846,836
  Dividends and interest    1,550,809    1,391,951      514,960      466,186
                            ---------    ---------    ---------    ---------
    TOTAL REVENUES          8,822,924    8,397,748    2,955,112    3,313,022
                            ---------    ---------    ---------    ---------
COST AND EXPENSES:
  Cost of sales             7,281,929    6,873,163    2,412,853    2,653,217
  General and
   administrative           1,226,645    1,126,394      421,720      291,688
  Interest expense            136,366      132,138       42,748       61,184
                            ---------    ---------    ---------    ---------
    TOTAL COST AND
     EXPENSES               8,644,940    8,131,695    2,877,321    3,006,089
                            ---------    ---------    ---------    ---------
EQUITY IN JOINT
 VENTURE INCOME AND
 MINORITY INTEREST            333,597      273,631      100,773       86,476
                            ---------    ---------    ---------    ---------
INCOME BEFORE
 GAIN ON SALE OF ASSETS       511,581      539,684      178,564      393,409

NET GAIN ON SALE OF
 PROPERTY, EQUIPMENT
  AND SECURITIES              718,760      317,392      550,228        2,258
                            ---------    ---------    ---------    ---------
INCOME FROM CONTINUING
 OPERATIONS BEFORE
 INCOME TAXES               1,230,341      857,076      728,792      395,667

INCOME TAX PROVISION
 (CREDIT)                     (65,111)     155,810     (167,615)      68,981
                            ---------    ---------    ---------    ---------
INCOME FROM CONTINUING
 OPERATIONS                 1,295,452      701,266      896,407      326,686


DISCONTINUED OPERATIONS:
 Gain on sale of division
  assets, net of income tax         -      988,845            -      988,845
 Loss from operations, net
  of income tax                     -      (63,056)           -     (101,162)
                            ---------    ---------    ---------    ---------

        NET INCOME         $1,295,452    1,627,055      896,407    1,214,369
                            =========    =========    =========    =========

NET INCOME PER COMMON
 SHARE:
 Continuing operations     $     1.17          .64          .81          .30
 Discontinued operations            -         (.06)           -         (.09)
 Gain on disposal of
  discontinued operations           -          .89            -          .90
                            ---------    ---------    ---------    ---------

     TOTAL NET INCOME
      PER SHARE            $     1.17         1.47          .81         1.11
                            =========    =========    =========    =========

DIVIDENDS PER
 COMMON SHARE              $      .60          .60            -          .20
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

                                      -2-

                             PART I - FINANCIAL INFORMATION
                                       (Continued)
Item 1.  Financial Statements.

                            VULCAN INTERNATIONAL CORPORATION

                     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                For the nine months ended
                                        UNAUDITED

                                               September 30,   September 30,
                                                   2000            1999
CASH FLOWS FROM OPERATING ACTIVITIES:
  Cash received from customers                  $ 6,595,975       6,859,360
  Cash paid to suppliers and employees           (8,044,999)     (8,776,260)
  Dividends received                              1,550,809       1,391,951
  Interest paid                                    (140,418)       (130,655)
                                                  ---------       ---------
     NET CASH FLOWS FROM OPERATING ACTIVITIES       (38,633)       (655,604)
                                                  ---------       ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of marketable securities       115,460          91,381
  Proceeds from sale of property and equipment      185,944         951,998
  Purchase of property and equipment               (192,877)       (260,330)
  Cash distribution from joint venture              300,000         600,000
  Collection on notes receivable and other           89,328           8,600
                                                  ---------       ---------
     NET CASH FLOWS FROM INVESTING ACTIVITIES       497,855       1,391,649
                                                  ---------       ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings under credit agreements            420,000       1,346,681
  Sale of treasury shares                           466,875          10,650
  Purchase of common shares                        (768,344)     (1,710,276)
  Cash dividends paid                              (660,971)       (663,314)
                                                  ---------       ---------
     NET CASH FLOWS FROM FINANCING ACTIVITIES      (542,440)     (1,016,259)
                                                  ---------       ---------
     DECREASE IN CASH AND CASH EQUIVALENTS          (83,218)       (280,214)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD  1,088,626       1,275,656
                                                  ---------       ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD      $ 1,005,408         995,442
                                                  =========       =========
RECONCILIATION OF NET INCOME TO
  NET CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                   $ 1,295,452       1,627,055
   Adjustments-
     Depreciation and amortization                  327,967         348,983
     Deferred income taxes                         (204,798)        121,548

     Equity in joint venture income and
       minority interest                           (333,597)       (273,631)
     Net gain on sale of property and
       marketable securities                       (718,760)     (1,553,448)
     Increase in accounts receivable               (676,140)       (690,120)
     (Increase) decrease in inventories             460,268        (267,486)
     Decrease in accounts payable,
       accrued expenses and other assets           (189,025)         31,873
                                                  ---------       ---------
NET CASH FLOWS FROM OPERATING ACTIVITIES        $   (38,633)       (655,226)
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

                             PART I - FINANCIAL INFORMATION
                                       (Continued)
Item 1.  Financial Statements.

                             VULCAN INTERNATIONAL CORPORATION
                      SCHEDULE SUPPORTING NET INCOME PER COMMON SHARE
                              AND DIVIDENDS PER COMMON SHARE
                                        UNAUDITED

                                                                     EXHIBIT 1
                            Nine months ended         Three months ended
                               September 30,             September 30,
                             2000        1999          2000        1999

a) Income from
    operations            $1,295,452     701,266       896,407     326,686
b) Loss from
    discontinued
    operations, net
    of tax                         -     (63,056)            -    (101,162)
c) Gain on sale of
    division assets,
    net of income tax              -     988,845             -     988,845
                           ---------   ---------     ---------   ---------
d) Net income              1,295,452   1,627,055       896,407   1,214,369
                           =========   =========     =========   =========
e) Cash dividends on
    common shares            660,971     663,314             -     217,952
                           =========   =========     =========   =========
Weighted Average
 Shares:
f) Common shares
    issued                 1,999,512   1,999,512     1,999,512   1,999,512
g) Common
    treasury shares          895,730     800,587       901,314     822,470
                           ---------   ---------     ---------   ---------
h) Common shares
    outstanding            1,103,782   1,198,925     1,098,198   1,177,042
                           =========   =========     =========   =========
i) INCOME PER COMMON
    SHARE:
     Continuing
      operations (a/h)          1.17         .64           .81         .30
     Discontinued
      operations (b/h)             -        (.06)            -        (.09)
     Gain on sale of
      division assets (c/h)        -         .89             -         .90
                           ---------   ---------     ---------   ---------
NET INCOME PER
    SHARE                       1.17        1.47           .81        1.11
                           =========   =========     =========   =========





j) Dividends per
    common share          $      .60         .60             -         .20

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                        PART I - FINANCIAL INFORMATION
                                  (Continued)

Item 1.  Financial Statements.

                       VULCAN INTERNATIONAL CORPORATION

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

            For the nine months ended September 30, 2000 and 1999


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

There were no securities of the Registrant sold by the Registrant during the nine months ended September 30, 2000, that were not registered under the Securities Act of 1933, or not registered in reliance upon an exemption from registration provided by Section 4(2) of the Act.

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

                        PART I - FINANCIAL INFORMATION
                                  (Continued)

Item 1.  Financial Statements.

                        VULCAN INTERNATIONAL CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

             For the nine months ended September 30, 2000 and 1999
                                  (Continued)

INVENTORIES
                                           SEPTEMBER 30,     DECEMBER 31,
                                               2000             1999
                                            UNAUDITED
        Inventories consisted of:
          Finished goods                      $309,862          484,888
          Work in process                       97,094          145,623
          Raw materials                        256,179          492,892
                                               -------        ---------
              Total inventories               $663,135        1,123,403
                                               =======        =========

COMPREHENSIVE INCOME
During the nine months and three months ended September 30, 2000 and 1999 total other comprehensive income (loss) was as follows:

                               Nine months ended        Three months ended
                                 September 30,             September 30,
                               2000         1999         2000        1999
                                         c>
 Net income                 $1,295,452   1,627,055       896,407   1,214,369
 Other comprehensive
  income, net of tax:
   Unrealized gain (loss)
    on marketable
    securities               9,001,815  (2,847,753)    7,609,716  (4,606,931)
   Less: reclassification
    adjustment for gains
    included in net income    (352,455)    (60,304)     (352,455)    (60,304)
                             ---------   ---------     ---------   ---------
      Total comprehensive
      income (loss)         $9,944,812  (1,281,002)    8,153,668  (3,452,866)
                             =========   =========     =========   =========

                        PART I - FINANCIAL INFORMATION
                                  (Continued)

Item 1.  Financial Statements.

                        VULCAN INTERNATIONAL CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

             For the nine months ended September 30, 2000 and 1999
                                  (Continued)

Accumulated comprehensive income consisted of unrealized holding gains on securities available for sale of $56,501,781 at September 30, 2000 and $47,852,421 at December 31, 1999.

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

Net sales and income from discontinued operations for the nine months and three months ended September 30, 1999:
                                For the nine             For the three
                                months ended             months ended
                             September 30, 1999       September 30, 1999
 Net sales                        $543,683                  174,699
                                   =======                  =======

 Loss before income                (78,820)                (126,453)
 Income tax benefit                 15,764                   25,291
                                   -------                  -------
   Net income                     $(63,056)                (101,162)
                                   =======                  =======

INCOME TAXES
The provision for income taxes is a tax benefit for the nine months and three months ended September 30, 2000 due primarily to the use of the dividend received deduction which had been limited in prior quarters. It is anticipated the full dividend received deduction will be utilized during 2000.

                        PART I - FINANCIAL INFORMATION
                                  (Continued)

Item 1.  Financial Statements.

                        VULCAN INTERNATIONAL CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

             For the nine months ended September 30, 2000 and 1999
                                  (Continued)


BUSINESS SEGMENT INFORMATION
Reportable segments for the nine months and three months ended September 30, 2000 and 1999 are as follows:

                                Nine months ended       Three months ended
                                  September 30,            September 30,
                                2000         1999        2000        1999
  NET SALES:
    Rubber and Foam Products  $5,289,943   5,225,476    1,645,487   2,088,896
    Bowling Pins               1,971,656   1,749,201      840,947     713,710
    Real Estate Operations       571,722     558,521      146,099     112,872
    Intersegment net sales      (376,912)   (298,964)    (176,175)    (65,267)
                               ---------   ---------    ---------   ---------
                               7,456,409   7,234,234    2,456,358   2,850,211

   Timber sales reported in
    gain on sale of property
    and equipment               (184,294)   (228,437)     (16,206)     (3,375)
                               ---------   ---------    ---------   ---------
       TOTAL SALES            $7,272,115   7,005,797    2,440,152   2,846,836
                               =========   =========    =========   =========
  OPERATING PROFIT (LOSS)
   FROM CONTINUING
   OPERATIONS:
    Rubber and Foam Products  $ (908,877)   (681,572)    (295,628)    (62,880)
    Bowling Pins                 304,065     186,411      116,137     102,508
    Real Estate Operations       124,776     264,138      (30,120)     21,999
                               ---------   ---------    ---------   ---------
       TOTAL OPERATING
        PROFIT (LOSS) FROM
        CONTINUING OPERATIONS   (480,036)   (231,023)    (209,611)     61,627

                        PART I - FINANCIAL INFORMATION
                                  (Continued)

Item 1.  Financial Statements.

                        VULCAN INTERNATIONAL CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

             For the nine months ended September 30, 2000 and 1999
                                  (Continued)

                                Nine months ended       Three months ended
                                  September 30,            September 30,
                                2000         1999        2000        1999

  Interest expense - net        (136,366)   (132,138)    (42,748)    (61,184)
  Other unallocated corporate
   income - net                1,846,743   1,220,237     981,151     395,224
  Income tax (provision)
   credit                         65,111    (155,810)    167,615     (68,981)
                               ---------   ---------     -------   ---------
       INCOME FROM CONTINUING
        OPERATIONS             1,295,452     701,266     896,407     326,686

  DISCONTINUED OPERATIONS:
   Gain on disposal of
    division assets, net
    of income tax                      -     988,845           -     988,845
   Loss from operations,
    net of income tax                  -     (63,056)          -    (101,162)
                               ---------   ---------     -------   ---------

       NET INCOME             $1,295,452   1,627,055     896,407   1,214,369
                               =========   =========     =======   =========


REVIEW BY INDEPENDENT ACCOUNTANTS
The condensed consolidated financial statements at September 30, 2000, and for the nine-month period then ended have been reviewed, prior to filing, by the Registrant's independent accountants, J.D. Cloud & Co. L.L.P., whose report covering their review of the financial statements is included in this report.

                               INDEPENDENT ACCOUNTANT'S REPORT


To the Board of Directors
Vulcan International Corporation
Wilmington, Delaware


We have reviewed the accompanying condensed consolidated balance sheet of Vulcan International Corporation and subsidiaries as of September 30, 2000, and the related condensed consolidated statements of income and cash flows for the nine-month and three-month periods ended September 30, 2000 and 1999. These financial statements are the responsibility of the Company's management.

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

Cincinnati, Ohio
November 2, 2000

                         PART I - FINANCIAL INFORMATION
                                  (Continued)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


Net sales revenue from continuing operations for the nine months ended September 30, 2000, increased $266,318 or 3.8% over the corresponding period in 1999. Cost of sales increased $408,766 or 5.9% during the nine months ended September 30, 2000 compared to the corresponding period in 1999. Net sales revenue for the third quarter of 2000 decreased $406,684 or 14.3% and cost of sales decreased $240,364 or 9.1% compared to the corresponding quarter in 1999, due primarily to decreased sales in the Company's Rubber segment.

General and administrative expenses increased $100,251 or 8.9% in the nine months ended September 30, 2000, as compared to the corresponding period in 1999. General and administrative expenses for the third quarter of 2000 increased $130,032 or 44.6% compared to the corresponding quarter in 1999. These increases are primarily due to increased consulting expenses at the Company's corporate offices and the allocation of certain general and administrative expenses to discontinued operations in the third quarter of 1999.

Interest expense increased $4,228 for the nine months ended September 30, 2000 but decreased $18,436 for the three-months ended September 30, 2000. These changes are due to fluctuations in borrowings under the Company's line of credit agreement.

Gains on the sale of property, equipment and marketable securities were $718,760 for the nine months ended September 30, 2000, as compared to $317,392 for the corresponding period in 1999. Gains are the result of the sales of timber and the exchange of marketable securities. Gains on the sale of property, equipment and marketable securities were $550,228 in the third quarter of 2000 as compared to $2,258 in the third quarter of 1999.

The Company has a 50% interest in a joint venture, Vulcan Brunswick Bowling Pin Company (VBBPC) which manufactures bowling pins in Antigo, Wisconsin, for Brunswick and the Company. The Company received cash distributions of $300,000 from VBBPC during the first nine months of 2000. The Company's interest in VBBPC is included in other assets at September 30, 2000.

                        PART I - FINANCIAL INFORMATION
                                 (Continued)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. (Continued)

Summarized income statement information for VBBPC consists of the following:

                          Nine Months Ended          Three Months ended
                            September 30,               September 30,
                         2000          1999          2000         1999

Net sales             $6,344,149     6,072,454     2,048,001     1,921,849
Costs and expenses     5,675,261     5,520,413     1,846,138     1,747,136
                       ---------     ---------     ---------     ---------
Net income            $  668,888       552,041       201,863       174,713
                       =========     =========     =========     =========
Company's 50% equity
 in net income        $  334,444       276,021       100,932        87,357
                       =========     =========     =========     =========


LIQUIDITY AND CAPITAL RESOURCES

The Company's cash requirements during the third quarter of 2000 were funded in part through earnings and noncash charges such as depreciation and amortization, a $150,000 distribution from the joint venture and from the sale of timber and equipment. The cash from these transactions was primarily used in operations. The Company expects to continue, when necessary, to use short-term borrowings to meet cash requirements not fully provided by earnings, depreciation and amortization. During the nine months ended September 30, 2000, 23,581 shares of treasury stock were acquired for $766,344 and 15,000 shares were sold to a director of the Company for $466,875. There were no commitments for capital expenditures as of September 30, 2000.


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


Item 6.  Exhibits and Reports on Form 8-K.

     a.  Exhibits

        Exhibit          SB 601                                    Page
          No.           Ref. No.        Description                 No.
          27            602 (b) (27)    Financial Data Schedule
                                        for the Nine Months Ended
                                        September 30, 2000          15

     b. The Company was not required to file Form 8-K for the quarter ended September 30, 2000.

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


November 14, 2000                     By: /s/Benjamin Gettler
--------------------                      --------------------------------
Date                                      Chairman of the Board, President
                                          and Chief Executive Officer


November 14, 2000                     By: /s/Vernon E. Bachman
--------------------                      -----------------------------------
Date                                      Vice President, Secretary-Treasurer
                                          and Principal Accounting Officer