Form 10-K
period 2000-12-31
VULCAN INTERNATIONAL CORP
filed 2001-04-16
CIK 848446

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.   20549

                                FORM 10-K

   (Mark One)

     [ X ]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934       [FEE REQUIRED]
              For the fiscal year ended December 31, 2000

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


As of January 31, 2001, 1,134,724 common shares were outstanding, and the aggregate market value of the common shares (based upon the closing price of these shares on the American Stock Exchange) of Vulcan International Corporation held by nonaffiliates was approximately $40,452,911.

                       DOCUMENTS INCORPORATED BY REFERENCE

Documents Incorporated by Reference              Applicable Part of Form 10-K
-----------------------------------              ----------------------------

Annual Report to Shareholders for the
Year Ended December 31, 2000                            Part I and II

Proxy Statement Dated May 10, 2001 Furnished
to Shareholders in Connection with Registrant's
Annual Meeting of Shareholders                          Part I and III

Articles of Incorporation and By-laws
filed on Form 8, file number 1-10219,
filed during 1992                                       Part IV

                                 PART I

Item 1.  Business.

(a)  General Development of Business-

Vulcan International Corporation ("Vulcan", the "Company" or the "Registant") is a Delaware holding company which is the owner of 100% of the common stock of Vulcan Corporation, a manufacturer of the products described below.

(b)  Financial Information About Industry Segments-

The sales, operating profit and identifiable assets attributable to each of the Registrant's industry segments for the three years ended December 31, 2000, are set forth in Note 13 of the Notes to Consolidated Financial Statements included under Part IV, Item 14(a)1 of this Form 10-K.

(c)  Narrative Description of Business-


RUBBER AND PLASTICS:

RUBBER AND FOAM PRODUCTS-

Vulcan manufactures rubber and foam products in a 272,000 sq. ft. building located in Clarksville, Tennessee. Approximately 33% of sales of those products in 2000 were for use by shoe manufacturers in the United States. The Company is concentrating on the manufacture of rubber sheet stock and custom-mix materials for those manufacturers. The majority of the non-footwear sales of products manufactured in Clarksville were for use as sports flooring and automobile mats. The Rubber Division also manufactures high-density foam products for sale to manufacturers for diverse uses.

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

No major expenditures for pollution controls are anticipated in 2001. Expenditures thereafter should not be in excess of 5% of normal capital expenditures in any one year. This rate of expenditure should not have a significant effect on either the earnings or the competitive position of the Registrant or any of its subsidiaries. See Item 3 - Legal Proceedings.

                                 PART I
                              (Continued)


Item 1.  Business.  (Continued)

The Company has commitments for capital expenditures of approximately $5,400 at December 31, 2000.

(d)  Financial Information About Foreign and Domestic Operations and Export

The Registrant's entire operations are within the United States. Export sales of all products are handled by ACI International, Inc., a domestic international sales corporation (DISC) which during 2000, had sales of $544,000; net income of $60,000; and assets of $1,057,000.


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

Cincinnati, Ohio            Owned         88,000   Corporate offices and
                                                   leasing of office space.

The age of the buildings ranges from approximately 37 to 76 years. The structures are of steel, brick and concrete construction and are generally in good condition. The plant is sprinklered. Excellent transportation facilities are available for the factory and it is located on a rail siding.


Item 3.  Legal Proceedings.

The Company was advised by the U.S. Environmental Protection Agency ("EPA") several years ago that it was one of at least 122 large generator potentially responsible parties ("PRPs") with regard to remediation of the Union Chemical Company, Inc. Site, South Hope, Maine, where the potential joint and several liability was in the range of $15 million. The Company, along with many other PRPs, entered into a consent agreement with U.S. EPA to remediate the Site, and the Company is now a party to a Remedial Design/Remedial Action Trust Agreement for the purpose of undertaking clean-up responsibilities at the Site. Most of the remedial work has now been completed. In
2000, PRPs estimated that additional funds in the range of $1 million would be required to complete remediation of the Site. The Company's estimated share of that amount was approximately $5,000. The Company made payment of that amount in late 2000. If the projected cost of the remaining remediation tasks remains at approximately $1 million, this will be the Company's final payment.

On March 1, 1990 the United States of America filed a Complaint against the Registrant and others in the United States District Court for the District of Massachusetts claiming that the Registrant was a potentially Responsible party with respect to the Re-Solve Superfund Site in North Dartmouth, Massachusetts seeking to recover response costs incurred and to be incurred in the future in connection with this Site.

Although the Registrant had engaged counsel to represent it in that action, the Registrant was first informed on March 28, 2001 that the Court had entered, pursuant to prior rulings, an unopposed "Final
Judgment" against the Registrant on September 22, 1999. The "Final Judgment" awarded damages against the Registrant in favor of the United States in the amount of $3,465,438 for unreimbursed response costs and accrued interest, plus any additional past unreimbursed response costs, interest and certain future costs the United States incurs at the Site. The United States filed a notice of lien in certain jurisdictions on real property of the Registrant and its subsidiary Vulcan Corporation in the dollar amount of the judgment, plus interest.

In accordance with Accounting Principles Board Opinion No. 20, Accounting Changes, the Company has restated the December 31, 1999 financial statements to reflect a liability of $3,601,414 including accrued interest of $135,976 for past costs plus $1,114,044 (representing a discounted present value) for estimated future costs in connection with the Site. The effect of the adjustment was to decrease income from continuing operations by $4,715,458, decrease tax expense by $1,734,511 and decrease net income by $2,980,947 or $2.66 per share. The 2000 quarterly results were also restated to recognize interest on the liability and to amortize the discount for estimated future costs. The effect was to decrease the 2000 quarterly results $140,440, net of tax of $72,346.

The Registrant is presently continuing an investigation into this matter and intends to vigorously pursue all available legal remedies to set aside all orders and liens relating to the asserted liability and to defend itself against the underlying allegations.

There may be other potential clean-up liability at other sites of which the Registrant has no specific knowledge.

The Company has an interest in a partnership which owns certain real estate. On August 13, 1999 a Complaint for money damages, in excess of $25,000, based upon breach of fiduciary duty was filed by the other partner in the Court of Common Pleas in Hamilton County, Ohio. Essentially, the plaintiff is seeking an adjustment of the capital account balances which would result in a higher distribution of cash flow. On March 27, 2001, the plaintiff threatened to file an Amended Complaint that alleges damages of $1,062,000 and costs, plus punitive damages of $2,000,000 on various grounds. The Company believes that the suit is without merit and has been defending itself vigorously against the issues raised.

                                PART I
                              (Continued)


The Registrant and its subsidiaries are involved in other litigation matters and claims which are normal in the course of operations. Management believes that the resolution of these matters will not have a material impact on the Company's business or financial condition.



Item 4.  Submission of Matters to a Vote of Security Holders.

There were no matters submitted to a vote of security holders through the solicitation of proxies or otherwise during the fourth quarter of the year ended December 31, 2000, that require disclosure under this item.



Item 5.  Market for Registrant's Common Equity and Related Stockholder
Matters.

The common stock of Vulcan International Corporation is listed and traded on the American Stock Exchange. There were approximately 448 shareholders of record as of December 31, 2000. The high and low sales price and the dividends paid for each quarterly period within the two most recent years were as follows:

                          2000                          1999
   QUARTER        HIGH    LOW     DIVIDEND     HIGH     LOW     DIVIDEND
   -------        ----    ---     --------     ----     ---     --------

    First      33.1250   30.8750     $.20    36.3750   32.6250     $.20
    Second     33.8750   32.8125     $.20    38.1250   32.5625     $.20
    Third      34.2500   32.8750     $.20    37.2500   27.7500     $.20
    Fourth     34.5000   33.3750     $.20    31.5000   26.7500     $.20


                                PART I
                              (Continued)

Item 6.  Selected Financial Data.

The information required by this item is set forth below:

                       2000       1999(1)     1998        1997        1996
                      ------      ------      ------      ------      ------
Net revenues -
 continuing
 operations        $11,246,242  10,919,627  10,582,060  11,373,204 14,301,258
Income (loss)from
 continuing
 operations before
 taxes               1,874,729  (2,718,674)  1,664,416   1,971,419  2,227,789
Income tax
 (benefit)             113,165  (1,317,658)    279,537     352,970    474,499
Net income (loss)
 from continuing
 operations          1,761,564  (1,401,016)  1,384,879   1,618,449  1,753,290
Income (loss) from
 disposed operations,
 net of tax                  -     (63,056)     69,637     167,356    205,062
Gain on sale of
 disposed operations,
 net of tax                  -     988,845           -           -          -
                    ----------  ----------  ----------  ---------- ----------
Net income (loss)    1,761,564    (475,227)  1,454,516   1,785,805  1,958,352

Income (loss) per
 common share:
Continuing
 operations as
 previously
 reported                 1.59        1.41        1.17        1.30       1.46
Effect of
 restatement                 -       (2.66)          -           -          -
                    ----------  ----------  ----------  ----------  ---------
Continuing
 operations
 as restated              1.59       (1.25)       1.17        1.30       1.46
Discontinued
 operations                  -       (0.06)       0.06        0.14       0.17
Gain on disposal
 of discontinued
 operations                  -        0.88           -           -          -
                          ----        ----        ----        ----       ----
Net income (loss)         1.59       (0.43)       1.23        1.44       1.63
                          ====        ====        ====        ====       ====
Dividends per
 common share              .80         .80         .80         .80        .80


                                PART I
                              (Continued)

Item 6.  Selected Financial Data.  (Continued)

                       2000       1999(1)      1998        1997        1996
                      ------      ------      ------      ------      ------
Property, plant
 and equipment (net) 2,369,216   2,618,649   2,798,825   2,498,771  2,955,657
Depreciation           447,401     488,591     513,045     594,138    662,687
Current assets      55,493,494  53,278,872  53,506,019  38,900,356 28,500,783
Ratio current
 assets to current
 liabilities         2.54 to 1   2.48 to 1   2.99 to 1   3.38 to 1  3.62 to 1

Total assets       111,143,958  89,536,796  95,011,738  82,415,593 59,848,623

Long-term debt               -           -           -           -          -
Redeemable
 preferred stock
 (solely at the
 option of the
 issuer)                     -           -           -           -     66,060
Accumulated other
 comprehensive
 income             60,846,586  47,852,421  52,506,224  43,211,515 27,983,826
Total share-
 holders' equity    72,959,140  58,137,015  65,295,924  58,494,990 43,948,759

Book value per
 common share            64.03       52.54       57.46       48.05      35.04

[FN]
(1) Results are reported as restated for the effect of an environmental liability. The effect was to reduce 1999 income from continuing operations before tax $4,715,458 and net income $2,980,947 net of tax of $1,734,511.

The selected financial data presented above has been reclassified to reflect the Company's sale of it's Walnut Ridge Plastics division in August 1999.



Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The information required by this item is incorporated by reference to the 2000 Annual Report to Shareholders.

                                PART I
                              (Continued)

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

The Company's market risk primarily is represented by the risk of changes in the value of marketable equity securities caused by fluctuations in equity prices. Marketable securities, at December 31, 2000, are recorded at a fair value of approximately $98,537,000, including net unrealized gains of $92,192,000. Marketable securities have exposure to price risk. The Company's available for sale marketable securities, at fair value, are invested as follows; 66% in two financial institutions, 33% in ten communications companies and 1% in other industries. The estimated potential loss in fair value resulting from a hypothetical 10% decrease in prices quoted by the stock exchange is $9,853,700.


Item 8.  Financial Statements and Supplementary Data.

The consolidated financial statements required by this item are included under Part IV, Item 14(a)1 of this Form 10-K.

The Company restated the 1999 financial statements and 1999 and 2000 quarterly results for the effect of an environmental liability as discussed in Item 3, Legal Proceedings. The effect of the restatement was to decrease 1999 income from operations and net income
$2,980,947 or $2.66 per share. The 2000 quarterly results were reduced $140,440 or .12 per share as a result of the restatement. Other information required by this item is set forth below:

                                          2000
                      First      Second       Third      Fourth
                     Quarter     Quarter     Quarter     Quarter     Total
                     -------     -------     -------     -------     -----
Total revenues     $3,035,723   2,832,089   2,955,112  2,423,318  11,246,242
Gross profit
 (loss)                (7,295)    (29,818)     27,299   (214,857)   (224,671)
Income from
 continuing
 operations
 as previously
 reported             202,244     196,801     896,407    606,552   1,902,004
Effect of
 restatement,
 net of tax (2)       (32,978)    (33,306)    (33,633)   (40,523)   (140,440)
Income from
 continuing
 operations
 as restated          169,266     163,495     862,774    566,029   1,761,564
Net income            169,266     163,495     862,774    566,029   1,761,564


                                PART I
                              (Continued)

                                          2000
                      First      Second       Third      Fourth
                     Quarter     Quarter     Quarter     Quarter       Total
                     -------     -------     -------     -------       -----
Earnings per share:
From continuing
 operations as
 previously
 reported                 .18         .18         .81        .54        1.71
 Effect of
  restatement,
  net of tax (2)        (0.03)      (0.03)      (0.03)     (0.03)      (0.12)
 From continuing
  operations as
  restated               0.15        0.15        0.78       0.51        1.59
 Net income              0.15        0.15        0.78       0.51        1.59

                                          1999
                      First      Second       Third      Fourth
                     Quarter     Quarter     Quarter     Quarter     Total
                     -------     -------     -------     -------     -----
Total revenues(1)  $2,541,003   2,543,723   3,313,022  2,521,879  10,919,627
Gross profit
 (loss)(1)             (1,295)      9,510     124,419   (372,348)   (239,714)
Income from
 continuing
 operations
 as previously
 reported              65,361     309,435     326,686    878,449   1,579,931
Effect of
 restatement,
 net of tax (2)    (2,889,792)    (29,234)    (29,519)   (32,402) (2,980,947)
Income (loss)
 from continuing
 operations as
 restated          (2,824,431)    280,201     297,167    846,047  (1,401,016)
Net income (loss)  (2,844,348)    338,008   1,184,850    846,263    (475,227)

Earnings per
 share:
From continuing
 operations as
 previously
 reported                0.06        0.28        0.30        0.77       1.41
Effect of
 restatement,
 net of tax (2)         (2.58)      (0.03)      (0.02)      (0.03)     (2.66)
From continuing
 operations
 as restated            (2.52)       0.25        0.28        0.74      (1.25)
Net income (loss)       (2.54)       0.30        1.06        0.75      (0.43)

                                   PART II
                                 (Continued)


[FN]
(1) Represents income from continuing operations, adjusted to give retroactive effect to the disposition of Walnut Ridge plastics operations.
(2) Quarterly results of operations are restated for the environmental liability discovered by the Company in March, 2001 but related to 1999.



Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.


                                  PART III


Item 10.  Directors and Executive Officers of the Registrant.

(a)  Identification of Directors-

The information required by this item is incorporated herein by reference to the Registrant's Proxy Statement dated May 10, 2001, in connection with its Annual Meeting to be held June 5, 2001.

(b)  Identification of Executive Officers-

     NAME                        AGE          POSITION AND TIME IN OFFICE

     Benjamin Gettler             75          President since November 1988;
                                              Chairman of The Board since
                                              June 1990; Director since 1960.

     Vernon E. Bachman            63          Vice President and Treasurer
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

                                  PART III
                                 (Continued)


Item 11.  Executive Compensation.

The information required by this Item is incorporated herein by reference to the Registrant's proxy statement dated May 10, 2001, in connection with its annual meeting to be held June 5, 2001.



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

Other information required by this item is incorporated herein by reference to the Registrant's proxy statement dated May 10, 2001, in connection with its annual meeting to be held June 5, 2001.


Item 13.  Certain Relationships and Related Transactions.

There were no significant items to report under this caption other than those reported in the Registrant's Proxy Statement dated May 10, 2001, in connection with its Annual Meeting to be held June 5, 2001, which is incorporated herein by reference.

                                 PART IV


Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)      1.    Financial Statements.

               The following Consolidated Financial Statements of Vulcan International Corporation and subsidiaries are included under this item (see attached shareholders report and proxy statement):
                                                                      Page

                   Independent Auditors' Report.                       21

                   Consolidated Balance Sheets at December 31,
                    2000, and 1999.                                   22-23

                   Consolidated Statements of Income for Each
                    of the Three Years in the Period Ended
                    December 31, 2000.                                 24

                   Consolidated Statements of Shareholders'
                    Equity for Each of the Three Years in the
                    Period Ended December 31, 2000.                   25-26

                   Consolidated Statements of Cash Flows for
                    Each of the Three Years in the Period
                    Ended December 31, 2000.                          27-28

                   Notes to the Consolidated Financial
                    Statements for the Three Years Ended
                    December 31, 2000.                                29-47

         2.    Financial Statement Schedule.

                   Independent Auditors' Report on Schedule.           67

                   Schedule II - Valuation and Qualifying Accounts.    68


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

                                    PART IV
                                  (Continued)

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K. (Continued)

         3.    Financial Statements.

               The following financial statements of Vulcan International Corporation's 50% owned Joint Venture, Vulcan-Brunswick Bowling Pin Company, are included under this item:


                                                                         Page

                  Independent Auditors' Report                            70
                  Balance Sheets at December 31, 2000 and 1999            71
                  Statements of Income for the years ended
                   December 31, 2000 and 1999                             72
                  Statements of Partners' Capital for the years
                   ended December 31, 2000 and 1999                       73
                  Statements of Cash Flows for the years ended
                   December 31, 2000 and 1999                             74
                  Notes to the financial statements for the years
                   ended December 31, 2000 and 1999                     75-79

         4.    Exhibits.

                 3.    Registrant's Articles of Incorporation and
                        By-Laws are incorporated herein by reference.
                11.    Statement regarding computation of per share
                        earnings is incorporated herein by reference
                        to Registrant's 2000 Annual Report to
                        Shareholders                                      51
                13.    Registrant's 2000 Annual Report to Shareholders
                        is incorporated herein by reference.            16-53
                20.    Proxy Statement dated April 30, 2001, is
                        incorporated herein by reference.               54-65
                21.    Subsidiaries of the Registrant.                    66
               99.1    Independent Auditors' Report on Schedule           67
               99.2    Valuation and Qualifying accounts                  68
               99.3    Vulcan-Brunswick Bowling Pin Company financial
                        statements                                      70-79

(b)      Reports on Form 8-K.

         There were no reports on Form 8-K for the three months ended December 31, 2000.

                                  EXHIBIT 13

                       VULCAN INTERNATIONAL CORPORATION
                               AND SUBSIDIARIES

                       CONSOLIDATED FINANCIAL STATEMENTS

                     For the year ended December 31, 2000
















                                                  J.D. CLOUD & CO. L.L.P.
                                               CERTIFIED PUBLIC ACCOUNTANTS
                                                    CINCINNATI, OHIO

                     VULCAN INTERNATIONAL CORPORATION



                            EXECUTIVE OFFICERS

         BENJAMIN GETTLER                      VERNON E. BACHMAN
       Chairman of the Board                   Vice President and
           and President                       Secretary-Treasurer



                            SUBSIDIARY COMPANIES
                            --------------------


                             VULCAN CORPORATION

                              Benjamin Gettler
                                 President

                               Edward Ritter
                      Vice President/Operating Manager

                             Vernon E. Bachman
                         Vice President/Controller

                            Connie F. Armstrong
                                 Secretary



     VULCAN BOWLING PIN COMPANY                 VULCAN BLANCHESTER
                                                    REALTY CO.
         Ricardo DeFelice
     Executive Vice President                    Benjamin Gettler
                                                     President
         John F. Gabriel
          Vice President                          John F. Gabriel
                                                   Vice President

                                                 Vernon E. Bachman
                                                Secretary/Treasurer

TO OUR SHAREHOLDERS:

Vulcan continued to evolve in 2000.


During the year 2000, the officers and directors of Vulcan International Corporation continued on the course of evolving Vulcan from its start as a manufacturer of shoe lasts to a company diversified in foam and rubber products and real estate.

During the year we were able to complete the development of a 2-lb. density foam and the technology to produce it with consistent quality. The 2-lb. density foam product has a greater share of the marketplace than the higher-density foam products which we had previously developed which constituted almost our entire foam sales in the Year 2000. In 2001, we are hopeful that we will increase Rubber Division sales as a result of our foam product development efforts.

Ongoing efforts to expand the Company's Real Estate Division have met with disappointing results. We continue to search for property within our area of expertise and we anticipate that success will eventually reward those efforts. We will, however, continue to reject any prospective deals which we decide are not of benefit to the Company and its shareholders.

Net income from continuing operations including net capital gains for the 12-month period ended December 31, 2000, increased to $1,761,564 from a restated loss of $1,401,016 in 1999. Per share earnings from continuing operations including net capital gains rose from a restated loss of $1.25 in 1999 to net income of $1.59 in 2000. The 1999 results were restated to recognize costs associated with an environmental remediation site. The Company had engaged legal counsel to represent it in these matters but was not informed of a judgment against it until March 28, 2001. Accordingly, the Company restated its 1999 financial statements in accordance with Accounting Principles Board Opinion No. 20, Accounting Changes.

We appreciate the support and efforts of all Vulcan employees in making the difficult transition in which we are involved.



                                         BENJAMIN GETTLER
                                       Chairman of the Board
                                           and President

                             DESCRIPTION OF BUSINESS


Vulcan International Corporation is a Delaware holding company which is the owner of 100% of the common stock of Vulcan Corporation and 100% of the common stock of Vulcan Bowling Pin Company as well as Vulcan Blanchester Realty Co. Descriptions of each company's operations are set forth below.


                             RUBBER AND FOAM PRODUCTS

Vulcan manufactures rubber and foam products in a 272,000 sq. ft. building located in Clarksville, Tennessee. Approximately 50% of sales of those products in 2000 were for use by shoe manufacturers in the United States. The Company is concentrating on the manufacture of rubber sheet stock and custom-mix materials for those manufacturers. The majority of the non-footwear products manufactured in Clarksville were foam for use by various prime manufacturers, sports flooring, automobile mats and custom-mix rubber for non-footwear manufacturers.


                                 BOWLING PINS

Vulcan Bowing Pin Company is a 50% owner of a Joint Venture with Brunswick Bowling and Billiards Corporation which manufactures bowling pins in Antigo, Wisconsin. The pins are manufactured from hard maple and coated with Surlyn. Vulcan sells pins in the United States and worldwide under the name of Vultex II and Vultuf, as well as various private label names.


                            REAL ESTATE OPERATIONS

On August 12, 1993, Vulcan Blanchester Realty Company purchased a majority interest in the upper seven floors of the ten-story Cincinnati Club Building in downtown Cincinnati, Ohio, and manages that space. These floors contain approximately 56,000 square feet of finished office space and approximately 32,000 square feet of unfinished and common area space. Vulcan occupies a substantial portion of the tenth floor of the building. The first three floors consist of public rooms owned by a company which uses the space for public functions and a catering service. There is direct access into the building from an eight-story parking garage immediately adjacent to the Cincinnati Club Building owned and operated by the City of Cincinnati. A picture of the building appears below. In addition, the Company owns approximately 14,000 acres of undeveloped land in the Upper Peninsula of Michigan. Timber is harvested from that land and sold both in domestic and foreign markets.

                    MANAGEMENT ANALYSIS OF RECENT YEARS

2000 COMPARED TO 1999
---------------------
Sales in the Rubber Division decreased from $6,880,103 in 1999 to $6,844,877 in 2000. The increased sales in custom mix which is a low margin item and foam products was offset by the decrease in flooring sales. As a result, the operating loss (before taxes) increased from $1,179,291 in 1999 to $1,292,120 in 2000.

Sales of the Bowling Pin Division increased from $1,686,027 in 1999 to $1,716,428 in 2000. The operating profit of the division decreased from $733,963 in 1999 to $286,521 in 2000 due to an increase in the production cost of bowling pins. In 1999 a cash distribution in excess of basis was included in the division operating profit in the amount of $410,123.

Operating profit (before taxes) in the real estate operations decreased from $321,011 in 1999 to $287,927 in 2000 due to the write-off of the unamortized portion of tenant improvements of a tenant whose lease expired on December 31, 2000.

Net gains on the disposal of equipment and investments were $607,284 in 2000 compared to $89,429 in 1999. In both years, the gains were mainly from the sale of marketable securities. Dividends and interest (before tax) were $2,180,839 compared to $1,907,509 in 1999.


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

Net gains on the disposal of equipment and investments were $89,429 in 1999 compared to $408,866 in 1998. In 1999, the gains were mainly from the sale of marketable securities. In 1998, the gains were mainly from the sale of excess equipment from the Clarksville, Tennessee plant. Dividends and interest (before tax) were $1,907,508 compared to $1,828,520 in 1998.

                      MANAGEMENT ANALYSIS OF RECENT YEARS
                                 (Continued)


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

The Company restated the 1999 financial statements to recognize a liability and expense, net of tax, of $2,980,947 for environmental costs. The Company had engaged legal counsel for representation on this matter, but management was not made aware of a final judgment against the Company until March 28, 2001.


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

Net gains on the sale or disposal of equipment and investments were $408,866 in 1998 compared to $116,622 in 1997. In 1998 the gains mainly were from the sale of excess equipment from the Clarksville, Tennessee plant. In 1997 the gains were mainly from the sales of acreage in Wisconsin. Dividends and interest income (before tax) were $1,828,520 compared to $1,794,152 in 1997.

           FINANCIAL POSITION, LIQUIDITY AND CAPITAL COMMITMENTS


The Company's cash requirements in 2000 were funded by its cash flow and short term borrowing. The working capital increased $1,893,000 during the current year. The increased working capital was mainly the result of the increased value of marketable securities and decrease in short term borrowing. Capital expenditures were $224,878 compared to total depreciation and amortization of $452,550.

                          2000                          1999
                 --------------------------------------------------------
   QUARTER        HIGH    LOW     DIVIDEND     HIGH     LOW     DIVIDEND
   -------        ----    ---     --------     ----     ---     --------

    1st       33.1250    30.8750     .20      36.3750   32.6250    .20
    2nd       33.8750    32.8125     .20      38.1250   32.5625    .20
    3rd       34.2500    32.8750     .20      37.2500   27.7500    .20
    4th       34.5000    32.3750     .20      31.5000   26.7500    .20


The common stock of Vulcan International Corporation is listed on the American Stock Exchange. The high and low sale prices and the dividends paid for each quarterly period within the two most recent years were as shown.



                                  FORM 10-K

A copy of the 2000 Vulcan International Corporation 10-K report filed with the Securities and Exchange Commission will be furnished without charge upon request by a shareholder or beneficial owner as of the record date, March 29, 2001, of securities entitled to vote at the annual meeting of shareholders. Requests should be addressed to:


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

                      INDEPENDENT AUDITORS' REPORT


To the Board of Directors
Vulcan International Corporation
Wilmington, Delaware

We have audited the accompanying consolidated balance sheets of Vulcan International Corporation (a Delaware Corporation) and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with U.S. generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Vulcan International Corporation and subsidiaries at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 10 to the financial statements, management was first informed on March 28, 2001 about certain environmental matters resulting in the understatement of liabilities as of December 31, 1999. Accordingly, the December 31, 1999 financial statements have been restated to recognize these environmental liabilities.


                                          /s/ J.D. CLOUD & CO. L.L.P.
                                          -------------------------------
                                          Certified Public Accountants


Cincinnati, Ohio
February 14, 2001
except for Note 10
dated March 29, 2001

              VULCAN INTERNATIONAL CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                       At December 31, 2000 and 1999

     -ASSETS-                                      2000        1999
CURRENT ASSETS:
   Cash                                       $  1,008,649    1,088,626
   Marketable securities                        50,383,925   49,554,152
   Accounts receivable (less-allowance
     for doubtful accounts-$152,974
     in 2000; $158,844 in 1999)                  3,072,529    1,409,773
   Inventories                                     941,090    1,123,403
   Prepaid expense                                  16,221       18,170
   Refundable federal income tax                    71,080       84,748
                                               -----------   ----------
     TOTAL CURRENT ASSETS                       55,493,494   53,278,872
                                               -----------   ----------
 PROPERTY, PLANT AND EQUIPMENT:
   Land                                             88,581       88,581
   Timberlands and timber cutting rights           700,393      700,393
   Buildings and improvements                    4,205,851    4,186,696
   Machinery and equipment                       6,720,810    6,663,799
                                               -----------   ----------
     Total                                      11,715,635   11,639,469
   Less-Accumulated depreciation
    and depletion                                9,346,419    9,020,820
                                                ----------   ----------
     PROPERTY, PLANT AND EQUIPMENT-NET           2,369,216    2,618,649
                                               -----------   ----------
MODELS AND PATTERNS-at nominal value                     1            1
                                               -----------   ----------
INVESTMENT IN JOINT VENTURE                         70,528            -
                                               -----------   ----------
DEFERRED CHARGES AND OTHER ASSETS:
   Marketable securities                        48,153,115   29,329,505
   Note receivable                                 342,185      457,123
   Other                                         4,715,419    3,852,646
                                               -----------   ----------
     TOTAL DEFERRED CHARGES AND
       OTHER ASSETS                             53,210,719   33,639,274
                                               -----------   ----------
          TOTAL ASSETS                        $111,143,958   89,536,796
                                               ===========   ==========






     -LIABILITIES AND SHAREHOLDERS' EQUITY-         2000         1999

CURRENT LIABILITIES:
   Notes payable - bank                       $  1,700,000    1,810,000
   Accounts payable-
     Trade                                         604,552      559,867
     Other                                          26,616       26,210
   Accrued salaries, wages and commissions         124,086      133,768
   Accrued other expenses                        5,282,172    5,108,653
   Deferred income tax                          14,093,872   13,857,063
                                               -----------   ----------
     TOTAL CURRENT LIABILITIES                  21,831,298   21,495,561
                                               -----------   ----------
OTHER LIABILITIES:
   Deferred income tax                          16,309,169    9,863,414
   Other                                            33,285       29,877
                                               -----------   ----------
     TOTAL OTHER LIABILITIES                    16,342,454    9,893,291
                                               -----------   ----------

COMMITMENTS AND CONTINGENCIES (Notes 9 and 10)           -            -

MINORITY INTEREST IN PARTNERSHIP                    11,066       10,929
                                               -----------   ----------
SHAREHOLDERS' EQUITY:
   Common stock-no par value;
     Authorized 2,000,000 shares; issued
     1,999,512 shares                              249,939      249,939
   Additional paid-in capital                    7,745,102    6,146,698
   Retained earnings                            24,565,375   23,694,388
   Accumulated other comprehensive income       60,846,586   47,852,421
                                               -----------   ----------
                                                93,407,002   77,943,446
     Less-Common stock in treasury-at cost,
        859,988 shares in 2000;
        892,907 shares in 1999                  20,447,862   19,806,431
                                               -----------   ----------
     TOTAL SHAREHOLDERS' EQUITY                 72,959,140   58,137,015
                                               -----------   ----------
          TOTAL LIABILITIES AND
             SHAREHOLDERS' EQUITY             $111,143,958   89,536,796
                                               ===========   ==========

The accompanying notes to consolidated financial statements are an integral part of these statements.

                 VULCAN INTERNATIONAL CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF INCOME
                        Three years ended December 31, 2000

                                          2000          1999          1998
REVENUES:
   Net sales                         $ 9,065,403     9,012,118     8,753,540
   Dividends and interest              2,180,839     1,907,509     1,828,520
                                      ----------    ----------    ----------
     TOTAL REVENUES                   11,246,242    10,919,627    10,582,060
                                      ----------    ----------    ----------
COST AND EXPENSES:
   Cost of sales                       9,290,074     9,251,832     8,833,209
   General and administrative          1,127,114       801,897     1,183,349
   Environmental remediation costs        21,196     4,579,483             -
   Interest expense                      362,323       289,318        41,135
                                      ----------    ----------    ----------
     TOTAL COST AND EXPENSES          10,800,707    14,922,530    10,057,693
                                      ----------    ----------    ----------
EQUITY IN JOINT VENTURE INCOME
   AND MINORITY INTEREST, NET            488,391       836,756       458,026
                                      ----------    ----------    ----------
     INCOME (LOSS) BEFORE GAIN
       ON DISPOSAL OF ASSETS             923,856    (2,742,307)      982,393

NET GAIN ON SALE OF PROPERTY,
   EQUIPMENT AND INVESTMENTS             940,803       447,473       682,023
                                      ----------    ----------    ----------
     INCOME (LOSS) FROM CONTINUING
       OPERATIONS BEFORE INCOME TAXES  1,874,729    (2,718,674)    1,664,416

INCOME TAX PROVISION (BENEFIT)           113,165    (1,317,658)      279,537
                                      ----------    ----------    ----------
     INCOME (LOSS) FROM
       CONTINUING OPERATIONS           1,761,564    (1,401,016)    1,384,879

DISCONTINUED OPERATIONS:
   Gain on sale of division assets,
    net of income tax                          -       988,845             -
   Income (loss) from operations,
    net of income tax                          -       (63,056)       69,637
                                      ----------    ----------    ----------
     NET INCOME (LOSS)               $ 1,761,564      (475,227)    1,454,516
                                      ==========    ==========    ==========
Income (Loss) Per Common Share:
   Continuing operations             $      1.59         (1.25)         1.17
   Discontinued operations                     -         (0.06)         0.06
   Gain on disposal of
    discontinued operations                    -          0.88             -
                                      ----------    ----------    ----------
     Net Income (Loss) per
      Common Share Outstanding       $      1.59         (0.43)         1.23
                                      ==========    ==========    ==========

The accompanying notes to consolidated financial statements are an integral part of these statements.

                 VULCAN INTERNATIONAL CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                        Three years ended December 31, 2000

                                                                   Accumulated
                                           Additional                 Other
                                   Common    Paid-In    Retained  Comprehensive
                                   Stock     Capital    Earnings      Income
                                   ------  ----------   --------  -------------
Balance at January 1, 1998      $249,939   5,619,993    24,543,468   43,211,515
Add-Net income for the year                              1,454,516
    Net unrealized gain on
     available-for-sale
     securities (net of taxes
     of $4,788,183)
    Sale of treasury shares                    6,850                  9,294,709

Deduct-Dividends declared-
       $.80 per share                                      943,414
       Purchase of treasury
        shares
                                 -------   ---------    ----------   ----------
Balance at December 31, 1998     249,939   5,626,843    25,054,570   52,506,224

Add-Sale of treasury shares                  519,855

Deduct-Net loss for the year                               475,227
       Dividends declared-
       $.80 per share                                      884,955
       Net unrealized loss on
        available-for-sale
        securities (net of tax
        benefit of $2,367,157)                                        4,595,070
       Reclassification adjustment
        for gains included in net
        income (net of tax of
        $30,257)                                                         58,733
       Purchase of treasury shares
                                 -------   ---------    ----------   ----------
Balance at December 31, 1999     249,939   6,146,698    23,694,388   47,852,421

Add-Net income for the year                              1,761,564
     Net unrealized gain on
      available-for-sale
      securities (net of taxes
       of $6,864,059)
     Sale of treasury shares               1,598,404                 13,324,327


Deduct-Dividends declared-
       $.80 per share                                      890,577
       Reclassification adjustment
        for gains included in net
        income (net of tax of
        $170,084)                                                       330,162
       Purchase of treasury
        shares
                                 -------   ---------    ----------   ----------
Balance at December 31, 2000    $249,939   7,745,102    24,565,375   60,846,586
                                 =======   =========    ==========   ==========



                                                                     Total
                             Comprehensive      Common           Shareholders'
                              Income (Loss)  Treasury Shares        Equity
                            -------------- --------------------   ------------
                                             Shares     Amount
Balance at January 1, 1998                  782,168   15,129,925   58,494,990
Add-Net income for the year    1,454,516                            1,454,516
    Net unrealized gain on
     available-for-sale
     securities (net of taxes
     of $4,788,183)            9,294,709                            9,294,709
    Sale of treasury shares                    (200)        (975)       7,825

Deduct-Dividends declared-
       $.80 per share                                                 943,414
       Purchase of treasury
        shares                               81,209    3,012,702    3,012,702
                              ----------    -------   ----------   ----------
Balance at December 31, 1998  10,749,225    863,177   18,141,652   65,295,924
                              ==========
Add-Sale of treasury shares                 (22,799)    (111,393)     631,248

Deduct-Net loss for the year     475,227                              475,227
       Dividends declared-
       $.80 per share                                                 884,955
       Net unrealized loss
        on available-for-sale
        securities (net of
        tax benefit of
        $2,367,157)            4,595,070                            4,595,070
       Reclassification
        adjustment for gains
        included in net
        income (net of tax
        of $30,257)               58,733                               58,733
       Purchase of treasury
        shares                               52,529    1,776,172    1,776,172
                              ----------    -------   ----------   ----------
Balance at December 31, 1999  (5,129,030)   892,907   19,806,431   58,137,015
                              ==========

Add-Net income for the year    1,761,564                            1,761,564
     Net unrealized gain on
      available-for-sale
      securities (net of
      taxes of $6,864,059)    13,324,327                           13,324,327
    Sale of treasury shares                 (65,000)    (418,471)   2,016,875



Deduct-Dividends declared-
       $.80 per share                                                 890,577
       Reclassification
        adjustment for gains
        included in net income
        (net of tax of $170,084) 330,162                              330,162
       Purchase of treasury
        shares                               32,081    1,059,902    1,059,902
                              ----------    -------   ----------   ----------
Balance at December 31, 2000  14,755,729    859,988   20,447,862   72,959,140
                              ==========    =======   ==========   ==========

The accompanying notes to consolidated financial statements are an integral part of these statements.

                 VULCAN INTERNATIONAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                       Three years ended December 31, 2000

                                           2000         1999         1998
CASH FLOWS FROM OPERATING ACTIVITIES:
 Cash received from customers          $  8,774,935    9,697,767  10,769,076
 Cash paid to suppliers and employees   (10,545,516) (11,713,251)(11,657,332)
 Dividends and interest received          2,180,839    1,909,882   1,831,036
 Interest paid                             (169,144)    (154,515)    (35,019)
 Income taxes paid                         (104,775)    (257,867)   (271,870)
                                         ----------   ----------  ----------
      NET CASH FLOWS FROM
       OPERATING ACTIVITIES                 136,339     (517,984)    635,891
                                         ----------   ----------  ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Proceeds from sale of property and
  equipment                                 335,173    1,080,719     675,984
 Proceeds from sale of marketable
  securities                                811,106       92,716           -
 Purchase of marketable securities          (69,838)           -           -
 Purchase of property, plant and
  equipment                                (224,878)    (378,530)   (807,121)
 Cash distribution from joint venture       418,000      900,000     750,000
 Collection on notes receivable             107,725       25,928     657,517
                                         ----------   ----------  ----------
      NET CASH FLOWS FROM
       INVESTING ACTIVITIES               1,377,288    1,720,833   1,276,380
                                         ----------   ----------  ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Borrowings under credit agreements       1,085,000    5,486,319   1,770,000
 Principal payments under credit
  agreements                             (1,195,000)  (4,846,319)   (600,000)
 Proceeds from sale of treasury shares      466,875      631,248       7,825
 Purchase of common shares               (1,059,902)  (1,776,172) (3,012,702)
 Cash dividends paid                       (890,577)    (884,955)   (943,414)
                                         ----------   ----------  ----------
      NET CASH FLOWS FROM
       FINANCING ACTIVITIES              (1,593,604)  (1,389,879) (2,778,291)
                                         ----------   ----------  ----------
      NET CHANGE IN CASH AND
       CASH EQUIVALENTS                     (79,977)    (187,030)   (866,020)
CASH AND CASH EQUIVALENTS AT
 BEGINNING OF YEAR                        1,088,626    1,275,656   2,141,676
                                         ----------   ----------  ----------
CASH AND CASH EQUIVALENTS AT
 END OF YEAR                            $ 1,008,649    1,088,626   1,275,656
                                         ==========   ==========  ==========




 RECONCILIATION OF NET INCOME (LOSS)
 TO NET CASH FLOWS FROM OPERATING
 ACTIVITIES:
  Net income (loss)                      $  1,761,564    (475,227)  1,454,516
  Adjustments:
    Depreciation and amortization             452,550     493,666    523,796
    Deferred income tax                       (11,435) (1,357,431)    82,751
    Equity in joint venture income and
     minority interest                       (488,391)   (836,756)  (458,026)
    Gain on sale of property, equipment
     and investments                         (940,803) (1,683,529)  (682,024)
  Changes in assets and liabilities:
    (Increase) decrease in accounts
      receivable                             (105,543)    (58,689)   408,784
    (Increase) decrease in inventories        182,313    (627,248)    99,739
    Increase in prepaid pension asset        (863,595)   (804,774)  (538,218)
    Increase (decrease) in accounts
      payable, accrued expenses and
      other assets, net                       149,679   4,832,004   (255,427)
                                           ----------  ----------- ---------
       NET CASH FLOWS FROM
        OPERATING ACTIVITIES             $    136,339    (517,984)   635,891
                                           ==========  ==========  ==========


The accompanying notes to consolidated financial statements are an integral part of these statements.

                 VULCAN INTERNATIONAL CORPORATION AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       Three years ended December 31, 2000

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

It is the policy of the Company to employ U.S. generally accepted accounting principles in the preparation of its financial statements. A summary of the Company's significant accounting policies follows:

ACCOUNTING ESTIMATES-
The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

                 VULCAN INTERNATIONAL CORPORATION AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       Three years ended December 31, 2000
                                  (Continued)

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

DERIVIATIVE INSTRUMENTS-
Short-term option contracts are used by the Company on certain marketable securities not paying dividends as a way of generating current income and to hedge against fluctuations in the value of these securities. Proceeds received by the Company are recorded as a current liability until the contract to sell the underlying securities is either called or expires.
The Company then recognizes any gain or loss on the contract. Gains and losses on the contracts are recorded in net gain on sale of property, equipment and investments in the statements of income.

INCOME TAXES-
Income tax provision (benefit) includes the tax effects of all revenue and expense transactions included in the determination of pretax accounting income. Deferred income tax results from temporary differences in the financial statement basis and tax basis of assets and liabilities. These temporary differences apply principally to depreciation expense, allowance for doubtful accounts, compensated absences and prepaid pension expense. Tax credits are recognized by a reduction of income tax expense in the periods the credits arise for tax purposes.

COMPREHENSIVE INCOME-
Other comprehensive income is reported in the statement of shareholders' equity. The Company includes unrealized gains, or losses, on its available-for-sale securities in comprehensive income and accumulated other comprehensive income.

RETIREMENT PLANS-
The Company maintains a noncontributory defined benefit pension plan for certain eligible salaried and hourly employees. Pension benefits are determined annually by consulting actuaries and are based on average compensation and years of service. Past service cost is amortized over periods not exceeding 30 years.

                VULCAN INTERNATIONAL CORPORATION AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       Three years ended December 31, 2000
                                  (Continued)

NOTE  1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (Continued)

RETIREMENT PLANS- (Continued)
The Company also maintains a noncontributory defined contribution pension plan for certain eligible union employees. Contributions to the plan are based upon a participant's hours of service.

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

EFFECT OF RECENT ACCOUNTING STANDARDS-
In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement
No. 133 established the effective date for the new standard as fiscal years beginning after June 15, 2000. The adoption of this standard in 2001 is not expected to have a significant effect.

               Vulcan INTERNATIONAL CORPORATION AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       Three years ended December 31, 2000
                                  (Continued)


NOTE  2 - MARKETABLE SECURITIES

The Company's investments in marketable securities have been classified as available-for-sale securities and reported at their fair value as determined by quoted market prices as follows:
                                             Unrealized          Fair
                               Cost             Gains            Value
                              ------         ----------         -------
          2000
          Current          $ 3,721,960       46,661,965       50,383,925
          Long-term          2,623,283       45,529,832       48,153,115
                             ---------       ----------       ----------
               Total       $ 6,345,243       92,191,797       98,537,040
                             =========       ==========       ==========
          1999
          Current          $ 3,756,740       45,797,412       49,554,152
          Long-term          2,623,283       26,706,222       29,329,505
                             ---------       ----------       ----------
               Total       $ 6,380,023       72,503,634       78,883,657
                             =========       ==========       ==========

The unrealized holding gains are included, net of deferred income tax of $31,345,211 and $24,651,236 at December 31, 2000 and 1999, respectively, as a component of shareholders' equity.

Realized gains on available-for-sale securities during 2000 and 1999 were $500,246 and $88,990, respectively and gross proceeds on the sale of the securities were $535,026 and 92,716, respectively. Net realized gains from call option contracts for the year ended December 31, 2000 were $127,969 and gross proceeds were $197,807.

The Company's available-for-sale marketable securities, at fair market value, are invested as follows: 66% in two financial institutions, 33% in ten communication companies and 1% in other industries. The Company is subject to the risk that the value of these securities may decline from the recorded fair market values.

As of February 15, 2001, the fair value of marketable securities was approximately $97,172,000 and the net unrealized holding gain was approximately $30,887,000 net of deferred taxes of approximately
$59,957,000.

               Vulcan INTERNATIONAL CORPORATION AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       Three years ended December 31, 2000
                                  (Continued)

NOTE 3 - INVENTORIES

Inventories at December 31, 2000 and 1999, were classified as follows:
                                         2000          1999

          Finished goods               $657,693        484,888
          Work in process                72,992        145,623
          Raw materials                 210,405        492,892
                                        -------      ---------
             Total                     $941,090      1,123,403
                                        =======      =========

As indicated in Note 1, substantially all inventories are stated at cost determined under the last-in, first-out (LIFO) method. If valued at current replacement cost, inventories would have been approximately $1,239,000 and $1,189,000 greater than reported at December 31, 2000 and 1999, respectively.

In the years ended December 31, 2000 and 1998, inventory quantities were reduced. These reductions resulted in liquidations of LIFO inventory quantities carried at lower costs prevailing in prior years as compared with the cost of current purchases. The inventory reductions increased 2000 and 1998 net income by approximately $49,000 and $41,000, respectively, or $.04 and $.03 per weighted average common share outstanding, respectively.


NOTE 4 - JOINT VENTURE

The Company, through a wholly-owned subsidiary, owns a 50% interest in a Joint Venture, Vulcan Brunswick Bowling Pin Company (VBBPC) which manufactures bowling pins in Antigo, Wisconsin, for Brunswick and the Company.

Summarized financial information for VBBPC consists of the following:
                                                        2000        1999
          Assets:
            Current assets                           $1,343,660   1,068,739
            Property, plant and equipment             3,036,156   3,276,440
            Other                                     2,944,464   3,036,362
                                                      ---------   ---------
               Total                                 $7,324,280   7,381,541
                                                      =========   =========
          Liabilities and Partners' Capital:
            Current liabilities                      $  279,883     322,516
            Partners' capital                         7,044,397   7,059,025
                                                      ---------  ----------
               Total                                 $7,324,280   7,381,541
                                                      =========   =========

                                    -33-

                 Vulcan INTERNATIONAL CORPORATION AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       Three years ended December 31, 2000
                                  (Continued)

NOTE  4 - JOINT VENTURE  (Continued)

                                            2000           1999        1998
        Statements of Operations:
          Net sales                     $9,261,854      9,191,563  10,975,183
          Costs and expenses             8,464,507      8,487,964  10,111,724
          Other income (net)                24,025         16,469      34,600
                                         ---------     ----------  ----------
             Net income                 $  821,372        720,068     898,059
                                         =========     ==========  ==========
          Company's equity in net
           income of VBBPC              $  410,686        360,034     449,029
          Distribution in excess
           of basis                              -        410,123           -
          Adjustments                       77,842         66,754      13,365
                                         ----------    ----------   ---------
             Company's equity in net
              income                    $  488,528        836,911     462,394
                                         ==========    ==========   =========

The Company, under the equity method of accounting, increases its investment in VBBPC for its share of VBBPC's income and decreases its investment for any distributions received. Distributions in excess of the Company's recorded investment are included in current income.

The Company's 50% interest in the net assets of VBBPC amounted to $3,522,198 at December 31, 2000. There were no undistributed earnings from the Joint Venture included in the Company's retained earnings at December 31, 2000. The Company is also jointly and severally liable under VBBPC's revolving loan agreement. There were no borrowings under the loan agreement at December 31, 2000 or 1999. The Company adjusts its investment in VBBPC through its equity in VBBPC's net income which is further adjusted to reflect inventories on the last-in, first-out method of accounting.

Transactions between VBBPC and the Company consist of the following at
December 31:
                                             2000        1999         1998
          Sales to VBBPC                $         -     140,000      250,000
          Purchases from VBBPC            1,743,000   1,751,000    2,005,000
          Administrative fees received
            from VBBPC                       30,000      30,000       30,000
          Net amount due to VBBPC           266,000     243,000       82,000
          Cash distributions from VBBPC     418,000     900,000      750,000

                 Vulcan INTERNATIONAL CORPORATION AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       Three years ended December 31, 2000
                                  (Continued)

NOTE 5 - NOTES PAYABLE

The Company maintains a revolving credit agreement with its bank that provides for borrowings of up to $6,000,000 through July 31, 2001. Interest is payable monthly at the lesser of the federal funds rate plus 1.75% or a rate based on the Euro-Rate as determined by the bank in accordance with its usual procedures. The resulting rate paid by the Company at December 31, 2000 was 7.83%. Borrowings under the agreement were $1,700,000 and $1,810,000 at December 31, 2000 and 1999, respectively, and are secured by certain marketable equity securities.

The weighted average interest rate was 7.78% and 6.66% for the respective years ended December 31, 2000 and 1999. Marketable securities pledged as collateral under the agreement had a market value of approximately $14,870,000 at December 31, 2000.

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

Net sales and income from discontinued operations are as follows:

                                                    1999         1998
          Net sales                               $758,712    1,621,208
                                                   =======    =========
          Income (loss) before income taxes        (78,820)      87,046
          Income tax expense (benefit)             (15,764)      17,409
                                                   -------    ---------
          Net income (loss) from operations       $(63,056)      69,637
                                                   =======    =========

The gain on the sale of division assets was $988,845, net of income taxes of $247,211.

                 VULCAN INTERNATIONAL CORPORATION AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       Three years ended December 31, 2000
                                  (Continued)

NOTE 7 - LEASES

The Company leases office space to various tenants under operating leases expiring from 2000 to 2007.  The Company's basis in the property held for lease at December 31, 2000 and 1999 is as follows:
                                                 2000          1999
          Land                                $ 37,803        37,803
          Building and improvements            751,802       750,240
                                               -------       -------
                                               789,605       788,043
            Less accumulated depreciation      266,199       231,056
                                               -------       -------
                                              $523,406       556,987
                                               =======       =======

Minimum future rental income under noncancelable leases as of December 31, 2000, is as follows:

          Year ending December 31,

                   2001                        $300,932
                   2002                         318,827
                   2003                         323,383
                   2004                         191,725
                   2005                         132,021

The Company incurred rental expense under operating leases of approximately $10,000 and $12,000 for the years ended December 31, 1999 and 1998, respectively.


NOTE 8 - EMPLOYEE BENEFIT PLANS

The Company maintains a noncontributory defined benefit pension plan for certain eligible salaried and hourly employees. The funded status and net pension credit recognized in the accompanying consolidated financial statements consisted of:




                 VULCAN INTERNATIONAL CORPORATION AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       Three years ended December 31, 2000
                                  (Continued)


NOTE 8 - EMPLOYEE BENEFITS PLANS  (Continued)

                                                      2000          1999
   Change in benefit obligations:
    Benefit obligation - January 1,              $ 8,411,541     8,378,668
    Service cost                                      45,634        45,254
    Interest cost                                    524,598       531,093
    Actuarial (gain) loss                            (71,233)       36,941
    Benefits paid                                   (630,407)     (580,415)
                                                  ----------    ----------
       Benefit obligation - December 31,           8,280,133     8,411,541
                                                  ----------    ----------
   Change in plan assets:
    Fair value of plan assets - January 1,        15,641,737    14,813,318
    Actual return on plan assets                  (1,068,086)    1,408,834
    Benefits paid                                   (630,407)     (580,415)
                                                  ----------    ----------
       Fair value of plan assets -
        December 31,                              13,943,244    15,641,737
                                                  ----------    ----------
       Funded status                               5,663,111     7,230,196

    Unrecognized prior service cost                   86,960       315,591
    Unrecognized net gain from actual
     experience different from that assumed         (939,673)   (3,467,983)
    Unrecognized net transition asset               (130,998)     (261,999)
                                                  ----------    ----------
        Prepaid pension expense - December 31,   $ 4,679,400     3,815,805
                                                  ==========    ==========

                                           2000          1999          1998
   Components of net periodic
     benefit costs:
    Service cost                     $    48,600        48,196        56,329
    Interest cost                        520,756       526,014       527,039
    Return on plan assets:
     Actual                            1,068,086    (1,408,834)   (2,433,671)
     Deferred                         (2,460,752)       70,136     1,352,369
    Amortization of prior
     service cost                         90,716        90,715        90,717
    Amortization of net
     transition asset                   (131,001)     (131,001)     (131,001)
                                       ---------     ---------     ---------
        Periodic pension benefit     $  (863,595)     (804,774)     (538,218)
                                       =========     =========     =========

                                    -37-

                 VULCAN INTERNATIONAL CORPORATION AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       Three years ended December 31, 2000
                                  (Continued)

NOTE 8 - EMPLOYEE BENEFIT PLANS (Continued)

Significant actuarial assumptions used in the above computations include the following:
                                                        2000          1999
   Assumed discount rate                                 6.5%          6.5%
   Expected long-term rate of return on
     plan assets                                         8.0%          8.0%
   Rate of increase in future compensation levels        5.0%          5.0%
   Average remaining service period                    15 years      15 years

Pension plan assets are invested primarily in U.S. Government guaranteed debt securities and publicly-traded stocks and bonds. The vested actuarial present value of benefit obligations is based upon the participant's expected date of separation or retirement.

Company contributions to its defined contribution plan were $20,000 in 2000 $18,000 in 1999 and $16,000 in 1998.

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

In January 2000, the Company's Board of Directors ratified a December 1999 resolution of its executive committee making treasury shares available for purchase by Directors at the lowest price for which a sale is made on the date of exercise up to a maximum of 25,000 shares per year. Shares purchased under this policy may not be transferred for a period of six months to anyone other than the Company, another director, or in the event of the death of the director, to the director's estate. The resolution provided for said policy to continue until rescinded by the Board of Directors. One director purchased 15,000 shares during the year under this resolution.

                 VULCAN INTERNATIONAL CORPORATION AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       Three years ended December 31, 2000
                                  (Continued)


NOTE 8 - EMPLOYEE BENEFIT PLANS  (Continued)

In 1999, the Company's Stock Option Committee granted options, expiring in 2002, to purchase not more than 50,000 shares of treasury stock at $31 per share to the President of the Company. During 2000, all 50,000 options were exercised. A note receivable, included in accounts receivable, of $1,550,000 at December 31, 2000 is due by April 25, 2001 in connection with the exercised options.


NOTE 9 - COMMITMENTS AND CONTINGENCIES

The Company was advised by the U.S. Environmental Protection Agency several years ago that it was one of at least 122 large generator potentially responsible parties ("PRPs") with regard to remediation of the Union Chemical Company, Inc. Site, South Hope, Maine, where the potential joint and several liability was in the range of $15 million. The Company, along with many other PRPs, entered into a consent agreement with U.S. EPA to remediate the Site, and the Company is now a party to a Remedial Design/Remedial Action Trust Agreement for the purpose of undertaking clean-up responsibilities at the Site. Most of the remedial work has now been completed. In 2000, PRPs estimated the additional funds in the range of $1 million would be required to complete remediation of the Site. The Company's estimated share of that amount was approximately $5,000. The Company made payment of that amount in late 2000.
If the projected cost of the remaining remediation tasks remains at approximately $1 million, this will be the Company's final payment. There may be other potential clean-up liabilities at other sites of which the Company has no specific knowledge.

The Company has an interest in a partnership which owns certain real estate. On August 13, 1999 a Complaint for money damages, in excess of $25,000, based upon breach of fiduciary duty was filed by the other partner in the Court of Common Pleas in Hamilton County, Ohio. Essentially, the plaintiff is seeking an adjustment of the capital account balances which would result in a higher distribution of cash flow. On March 27, 2001, the plaintiff threatened to file an Amended Complaint that alleges damages of $1,062,000 and costs, plus punitive damages of $2,000,000 on various grounds. The Company believes that the suit is without merit and has been defending itself vigorously against the issues raised.

The Company is involved in litigation matters and other claims which are normal in the course of operations. Management believes that the resolution of these matters will not have a material effect on the Company's business or financial condition.

At December 31, 2000 approximately 77% of the Company's labor force was subject to collective bargaining agreements which expire in October 2002.

                 VULCAN INTERNATIONAL CORPORATION AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       Three years ended December 31, 2000
                                  (Continued)


NOTE 10 - SUBSEQUENT EVENT

On March 1, 1990 the United States of America filed a Complaint against the Registrant and others in the United States District Court for the District of Massachusetts claiming that the Registrant was a potentially responsible party with respect to the Re-Solve, Inc. Superfund Site in North Dartmouth, Massachusetts seeking to recover response costs incurred and to be incurred in the future in connection with this Site.

Although the Registrant had engaged counsel to represent it in that action, the Registrant was first informed on March 28, 2001 that the Court had entered, pursuant to prior rulings, an unopposed "Final Judgment" against the Registrant on September 22, 1999. The "Final Judgment" awarded damages against the Registrant in favor of the United States in the amount of $3,465,438 for unreimbursed response costs and accrued interest, plus any additional past unreimbursed response costs, interest and certain future costs the United States incurs at the site. The United States filed a notice of lien in certain jurisdictions on real property of the Registrant and its subsidiary Vulcan Corporation in the dollar amount of the judgment, plus interest.

In accordance with Accounting Principles Board Opinion No. 20, Accounting Changes, the Company has restated the December 31, 1999 financial statements to reflect a liability of $3,601,414 including accrued interest of $135,976 for past costs plus $1,114,044,(representing a discounted present value) for estimated future costs in connection with the Site. The effect of the adjustment was to decrease income from continuing operations by $4,715,458, decrease tax expense by $1,734,511 and decrease net income by $2,980,947 or $2.66 per share. The 2000 quarterly results were also restated to recognize interest on the liability and to amortize the discount for estimated future costs. The effect of the restatement was to decrease the 2000 quarterly results $140,440, net of tax of $72,346.

The liability for future costs is a significant estimate of the future costs and it is subject to change as actual costs are incurred and reported by the Environmental Protection Agency.

The Registrant is presently continuing an investigation into this matter and intends to vigorously pursue all available legal remedies to set aside all orders and liens relating to the asserted liability and to defend itself against the underlying allegations.

                 VULCAN INTERNATIONAL CORPORATION AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       Three years ended December 31, 2000
                                  (Continued)


NOTE 11 - INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Alternative minimum tax credits may be carried forward indefinitely. In accordance with SFAS No. 109, a deferred tax liability of $158,000 is not recognized for undistributed earnings of a subsidiary arising before 1993. These earnings will be subject to tax when distributed. The Company's net operating loss carryovers of $399,223 expire in 2020.

Significant components of the Company's deferred tax liabilities and assets as of December 31 are as follows:
                                                         2000         1999
    Deferred tax liabilities:
      Excess tax depreciation                       $    76,289       76,419
      Prepaid pension expense                         1,620,905    1,326,945
      Undistributed earnings of
       domestic subsidiary                              182,789      169,571
      Unrealized holding gains                       31,345,211   24,651,212
                                                     ----------   ----------
              Total deferred tax liabilities         33,225,194   26,224,147
                                                     ----------   ----------
    Deferred tax assets:
      Vacation accruals                                  41,870       42,318
      Allowance for doubtful accounts                    52,011       54,007
      Investment in joint venture                        15,961            -
      Accrued other expenses                              1,711       14,498
      Net operating loss carryforward                   135,736            -
      Environmental remediation liability             1,675,604    1,603,256
      Alternative minimum tax credit
       and general business credit
       carryforward                                     899,260      789,591
                                                     ----------   ----------
              Total deferred tax assets               2,822,153    2,503,670
                                                     ----------   ----------
                  Net deferred tax liabilities      $30,403,041   23,720,477
                                                     ==========   ==========

                 VULCAN INTERNATIONAL CORPORATION AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       Three years ended December 31, 2000
                                  (Continued)


NOTE 11 - INCOME TAXES (Continued)

Significant components of the income tax provision are as follows:
                                           2000          1999          1998
           Current                      $124,600        39,773       196,786

           Deferred                      (11,435)   (1,357,431)       82,751
                                         -------     ---------       -------
           Income tax (benefit) from
            continuing operations        113,165    (1,317,658)      279,537
           Tax on discontinued and
            disposed operations                -       231,447        17,409
                                         -------     ---------       -------
               Total income tax
               (benefit)                $113,165    (1,086,211)      296,946
                                         =======     =========       =======

A reconciliation of income tax at the federal statutory rate of 34% to the income tax provision follows:
                                              2000        1999        1998
  Income taxes from continuing
   operations at federal statutory rate   $ 637,408    (924,349)    565,902
  Increase (reduction) in taxes
   resulting from:
    Domestic corporation dividend
     received deduction                    (495,751)   (442,271)   (320,641)
    Amortization                             16,386      16,386      16,386
    Stock options                           (42,500)          -           -
    Other-net                                (2,378)     32,576      17,890
                                            -------   ---------     -------
  Income tax provision - current
   operations                               113,165  (1,317,658)    279,537
  Income taxes on discontinued
   and disposed operations                        -     231,447      17,409
                                            -------   ---------     -------
       Total income tax (benefit)         $ 113,165  (1,086,211)    296,946
                                            =======   =========     =======

                 VULCAN INTERNATIONAL CORPORATION AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       Three years ended December 31, 2000
                                  (Continued)

NOTE 12 - FINANCIAL INSTRUMENTS

The carrying amounts of cash, accounts receivable, notes receivable and current liabilities approximate fair value. The fair value of marketable securities was determined based on quoted market prices. The carrying amount of unexpired call option contracts is based on proceeds received on the sale of the call options, while the fair value of these contracts is based on broker quotations. The carrying amount and fair value of unexpired call option contracts at December 31, 2000 is $78,273 and $49,370, respectively.

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


NOTE 13 - BUSINESS SEGMENTS

The Company's reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different technology and marketing strategies. The Company has three reportable segments: rubber and foam, bowling pins, and real estate operations. The rubber and foam segment produces foam products, uncured rubber and other rubber products. Operations in the bowling pin segment involve the sale of bowling pins and production of bowling pins through its 50% owned joint venture. The real estate operations segment consists of rental real estate and undeveloped real estate from which income is currently derived from the sale of timber. Total revenue by segment includes both sales to unaffiliated customers, as reported in the Company's consolidated income statement, and intersegment sales which are accounted for generally at current market prices.

The Company sells its products principally within the United States. Sales in various foreign countries totaled $544,365 in 2000, $386,000 in 1999 and $537,000 in 1998. The Company does not have assets located outside the United States.

Operating profit is total revenue less operating expenses. In computing operating profit, the following items have not been added or deducted: general corporate expenses, interest expense, federal and state income taxes, dividend and interest income and nonrecurring gains or losses realized on the sale of property, equipment and marketable securities. Revenue from timber sales is reported in the consolidated statement of income under gains on sale of property, equipment and investments.

                 VULCAN INTERNATIONAL CORPORATION AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       Three years ended December 31, 2000
                                  (Continued)

NOTE 13 - BUSINESS SEGMENTS (Continued)

Identifiable assets are reported for the Company's operations in each segment. Corporate assets consist principally of cash, marketable securities, notes receivable and prepaid pension expense. To reconcile industry information with consolidated amounts, intersegment sales of $523,734 in 2000, $403,586 in 1999 and $534,937 in 1998 have been eliminated.

More than ten percent of aggregate revenues were derived from certain customers. The rubber and foam segment had sales to a single customer amounting to $904,000 in 1998.

Information relative to the major segments of the Company's operations follows:
                                              2000        1999        1998
SALES TO UNAFFILIATED CUSTOMERS:
 Rubber and Foam                         $ 6,844,877   6,880,103   6,113,730
 Bowling Pins                              1,716,428   1,686,027   2,221,122
 Real Estate Operations                      837,617     804,032     691,846
                                          ----------  ----------  ----------
                                         $ 9,398,922   9,370,162   9,026,698
                                          ==========  ==========  ==========
INTERSEGMENT SALES:
 Rubber and Foam                         $   108,826      24,591      35,041
 Discontinued Operations                           -       3,931      68,978
 Bowling Pins                                414,908     375,064     430,918
                                          ----------  ----------  ----------
                                         $   523,734     403,586     534,937
                                          ==========  ==========  ==========
INTEREST INCOME:
 Bowling Pins                            $    38,267      28,506      31,920
 Bowling Pins - Intercompany                   4,959       4,959       4,881
 Real Estate Operations                       11,096       8,784      50,571
 Corporate                                    48,550      11,938      25,660
                                          ----------  ----------  ----------
                                         $   102,872      54,187     113,032
                                          ==========  ==========  ==========
OPERATING PROFIT (LOSS):
 Rubber and Foam                         $(1,292,120) (1,179,291)   (960,571)
 Bowling Pins                                286,521     733,963     215,079
 Real Estate Operations                      287,927     321,011     403,522
                                          ----------  ----------  ----------
     SUBTOTAL                               (717,672)   (124,317)   (341,970)



                 VULCAN INTERNATIONAL CORPORATION AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       Three years ended December 31, 2000
                                  (Continued)

NOTE 13 - BUSINESS SEGMENTS (Continued)
                                              2000        1999        1998

GENERAL CORPORATE INCOME (LOSS)            2,959,683  (2,300,080)  2,052,402
INTEREST EXPENSE - INTERCOMPANY               (4,959)     (4,959)     (4,881)
INTEREST EXPENSE - OTHER                    (362,323)   (289,318)    (41,135)
                                          ----------  ----------  ----------
    INCOME FROM CONTINUING
     OPERATIONS BEFORE INCOME TAXES        1,874,729  (2,718,674)  1,664,416

INCOME TAX PROVISION (BENEFIT)               113,165  (1,317,658)    279,537
                                          ----------  ----------  ----------
    NET INCOME (LOSS) FROM
     CONTINUING OPERATIONS                 1,761,564  (1,401,016)  1,384,879

DISCONITUED OPERATIONS:
 Gain on disposal of division
  assets, net of income tax                        -     988,845           -
 Income (loss) from operations,
  net of income tax                                -     (63,056)     69,637
                                         -----------   ---------   ---------
    NET INCOME (LOSS)                   $  1,761,564    (475,227)  1,454,516
                                         ===========   =========   =========
DEPRECIATION AND AMORTIZATION:
 Rubber and Foam                        $    304,683     346,438     393,561
 Bowling Pins                                    594         832         490
 Real Estate Operations                       96,804      69,099      53,715
 Corporate and Other                          50,469      60,696      38,114
 Discontinued Operations                           -      16,601      37,916
                                         -----------  ----------  ----------
                                        $    452,550     493,666     523,796
                                         ===========  ==========  ==========
IDENTIFIABLE ASSETS:
 Rubber and Foam                        $  4,371,872   3,237,810   2,910,662
 Bowling Pins                              1,929,508   1,762,718   1,558,381
 Real Estate Operations                    1,015,855   1,002,829     823,484
 Corporate and Other                     103,826,723  83,533,439  89,438,698
 Discontinued Operations                           -           -     280,513
                                         -----------  ----------  ----------
                                        $111,143,958  89,536,796  95,011,738
                                         ===========  ==========  ==========
CAPITAL EXPENDITURES:
 Rubber and Foam                        $    126,936     119,254     594,018
 Bowling Pins                                      -           -       3,396
 Real Estate Operations                       92,922     212,147      54,503
 Discontinued Operations                           -      10,745       5,486
                                         -----------  ----------  ----------
                                        $    219,858     342,146     657,403
                                         ===========  ==========  ==========
EQUITY IN JOINT VENTURE INCOME
 INCLUDED IN BOWLING PIN OPERATING
 INCOME                                 $    488,528     836,911     462,394
                                         ===========  ==========  ==========


                 VULCAN INTERNATIONAL CORPORATION AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       Three years ended December 31, 2000
                                  (Continued)


NOTE 13 - BUSINESS SEGMENTS (Continued)
                                              2000        1999        1998
INVESTMENT IN JOINT VENTURE
 INCLUDED IN BOWLING PIN
 SEGMENT ASSETS                         $     70,528           -      63,089
                                         ===========  ==========  ==========
REVENUES:
 Total revenues for reportable
  segments                              $  9,398,922   9,370,162   9,026,698
 Timber sales included in gain
  on disposal of assets on
  consolidated income statement             (333,519)   (358,044)   (273,158)
                                         -----------  ----------  ----------
    TOTAL CONSOLIDATED REVENUES         $  9,065,403   9,012,118   8,753,540
                                         ===========  ==========  ==========

                 VULCAN INTERNATIONAL CORPORATION AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       Three years ended December 31, 2000
                                  (Continued)


NOTE 14 - COMPUTATION OF NET INCOME AND CASH DIVIDENDS PER
           COMMON SHARE OUTSTANDING:

                                             2000        1999        1998

  a) Income (loss) from operations       $1,761,564  (1,401,016)  1,384,879

  b) Income (loss) from discontinued
      operations, net of tax                      -     (63,056)     69,637

  c) Gain on sale of division assets,
      net of tax                                 -      988,845           -
                                          ---------   ---------   ---------
  d) Net income (loss)                   $1,761,564    (475,227)  1,454,516
                                          =========   =========   =========
  e) Dividends on common shares          $  890,577     884,955     943,414
                                          =========   =========   =========
  Weighted average shares:

  f) Common shares issued                 1,999,512   1,999,512   1,999,512

  g) Common treasury shares                 888,213     879,149     815,780
                                          ---------   ---------   ---------
  h) Common shares outstanding            1,111,299   1,120,363   1,183,732
                                          =========   =========   =========
  i) Income (loss) per common share
      outstanding:
       Continuing operations (a/h)       $     1.59       (1.25)       1.17
       Discontinued operations (b/h)              -        (.06)        .06
       Gain on sale of division
        assets (c/h)                              -         .88           -
                                          ---------   ---------   ---------
     Net income (loss) per common
      share outstanding                  $     1.59        (.43)       1.23
                                          =========   =========   =========
  j) Dividends paid per common share     $      .80         .80         .80
                                          =========   =========   =========

                       VULCAN INTERNATIONAL CORPORATION
                               Five-Year Record
                            Selected Financial Data

                       2000       1999(1)     1998        1997        1996
                      ------      ------      ------      ------      ------
Net revenues -
 continuing
 operations        $11,246,242  10,919,627  10,582,060  11,373,204 14,301,258
Income (loss)from
 continuing
 operations before
 taxes               1,874,729  (2,718,674)  1,664,416   1,971,419  2,227,789
Income taxes
 (benefit)            (113,165) (1,317,658)    279,537     352,970    474,499
Net income (loss)
 from continuing
 operations          1,761,564  (1,401,016)  1,384,879   1,618,449  1,753,290
Income (loss) from
 disposed operations,
 net of tax                  -     (63,056)     69,637     167,356    205,062
Gain on sale of
 disposed operations,
 net of tax                  -     988,845           -           -          -
                    ----------  ----------  ----------  ---------- ----------
Net income (loss)    1,761,564    (475,227)  1,454,516   1,785,805  1,958,352

Income (loss) per
 common share:
Continuing
 operations as
 previously
 reported                 1.59        1.41        1.17        1.30       1.46
Effect of
 restatement                 -       (2.66)          -           -          -
                    ----------  ----------  ----------  ----------  ---------
Continuing
 operations
 as restated              1.59       (1.25)       1.17        1.30       1.46
Discontinued
 operations                  -       (0.06)       0.06        0.14       0.17
Gain on disposal
 of discontinued
 operations                  -        0.88           -           -          -
                          ----        ----        ----        ----       ----
    Net income (loss)     1.59       (0.43)       1.23        1.44       1.63
                          ====        ====        ====        ====       ====
Dividends per
 common share              .80         .80         .80         .80        .80

Property, plant
and equipment (net)  2,369,216   2,618,649   2,798,825   2,498,771  2,955,657
Depreciation           447,401     488,591     513,045     594,138    662,687
Current assets      55,493,494  53,278,872  53,506,019  38,900,356 28,500,783
Ratio current
 assets to current
 liabilities         2.54 to 1   2.48 to 1   2.99 to 1   3.38 to 1  3.62 to 1


                        VULCAN INTERNATIONAL CORPORATION
                                Five-Year Record
                            Selected Financial Data
                                  (Continued)

                       2000       1999(1)     1998        1997        1996
                      ------      ------      ------      ------      ------

Total assets       111,143,958  89,536,796  95,011,738  82,415,593 59,848,623

Long-term debt               -           -           -           -          -
Redeemable
 preferred stock
 (solely at the
 option of the
 issuer)                     -           -           -           -     66,060
Accumulated other
 comprehensive
 income             60,846,586  47,852,421  52,506,224  43,211,515 27,983,826
Total share-
 holders' equity    72,959,140  58,137,015  65,295,924  58,494,990 43,948,759

Book value per
 common share            64.03       52.54       57.46       48.05      35.04

[FN]
(1) Results are reported as restated for the effect of an environmental liability. The effect was to reduce 1999 income from continuing operations before tax by $4,715,458 and net income by $2,980,947 net of tax of $1,734,511.

                         Selected Quarterly Financial Data

                                          2000
                      First      Second       Third      Fourth
                     Quarter     Quarter     Quarter     Quarter     Total
                     -------     -------     -------     -------     -----
Total revenue      $3,035,723   2,832,089   2,955,112  2,423,318  11,246,242
Gross profit
 (loss)                (7,295)    (29,818)     27,299   (214,857)   (224,671)
Income from
 continuing
 operations
 as previously
 reported             202,244     196,801     896,407    606,552   1,902,004
Effect of
 restatement,
 net of tax (2)       (32,978)    (33,306)    (33,633)   (40,523)   (140,440)
Income from
 continuing
 operations
 as restated          169,266     163,495     862,774    566,029   1,761,564
Net income            169,266     163,495     862,774    566,029   1,761,564

Earnings per share:
From continuing
 operations as
 previously reported,    0.18        0.18        0.81       0.54        1.71
Effect of
 restatement,
 net of tax (2)         (0.03)      (0.03)      (0.03)     (0.03)      (0.12)
From continuing
 operations as
 restated                0.15        0.15        0.78       0.51        1.59
Net income               0.15        0.15        0.78       0.51        1.59

                         Selected Quarterly Financial Data

                                         1999
                      First      Second       Third      Fourth
                     Quarter     Quarter     Quarter     Quarter     Total
                     -------     -------     -------     -------     -----
Total revenue(1)   $2,541,003   2,543,723   3,313,022  2,521,879  10,919,627
Gross profit
 (loss)(1)             (1,295)      9,510     124,419   (372,348)   (239,714)
Income from
 continuing
 operations
 as previously
 reported              65,361     309,435     326,686    878,449   1,579,931
Effect of
 restatement,
 net of tax (2)    (2,889,792)    (29,234)    (29,519)   (32,402) (2,980,947)
Income (loss)
 from continuing
 operations as
 restated          (2,824,431)    280,201     297,167    846,047  (1,401,016)
Net income (loss)  (2,844,348)    338,008   1,184,850    846,263    (475,227)

Earnings per
 share:
From operations
 as previously
 reported                0.06        0.28        0.30        0.77       1.41
Effect of
 restatement,
 net of tax (2)         (2.58)      (0.03)      (0.02)      (0.03)     (2.66)
From continuing
 operations
 as restated            (2.52)       0.25        0.28        0.74      (1.25)
Net income (loss)       (2.54)       0.30        1.06        0.75      (0.43)

[FN]
(1) Represents income from continuing operations, adjusted to give retroactive effect to the disposition of Walnut
    Ridge plastics operations.
(2) Quarterly results of operations are restated for the environmental liability discovered by the Company in March, 2001 but related to 1999.

                                  IN MEMORY







                           Mr. William T. Crutchfield


Mr. William T. Crutchfield, a longtime member of the Board of Directors of Vulcan International Corporation, died on May 13, 2000 at the age of 76.
Mr. Crutchfield had served continuously on the Board of Directors since
1963 and on the Executive Committee of the Board since 1974. Mr. Crutchfield had been a successful securities and investment professional for many years and was a valued, respected, contributing Director for his entire 37 years of service to the Company. He will be missed by all of his friends at Vulcan.

                     VULCAN INTERNATIONAL CORPORATION
                             Corporate Office
                      300 Delaware Avenue, Suite 1704
                        Wilmington, Delaware 19801



                            VULCAN CORPORATION
                          Sales and Manufacturing
                            1151 College Street
                           Clarksville, Tennessee
                              (800) 251-3415

                                 Directors:
                               Leonard Aconsky
                              Deliaan A. Gettler
                                Edward Ritter


      VULCAN BOWLING PIN COMPANY            VULCAN BLANCHESTER REALTY CO.
          Antigo, Wisconsin                       Cincinnati, Ohio
           (800) 447-1146                          (513) 621-2850

             Directors                                Directors
          Ricardo DeFelice                         Leonard Aconsky
            John Gabriel                          Vernon E. Bachman
          Benjamin Gettler                          John Gabriel
       Stanley I. Rafalo, O.D.                     Benjamin Gettler


                             ACCOUNTING OFFICES
                        30 Garfield Place, Suite 1040
                            Cincinnati, Ohio 45202
                               (513) 621-2850
                               (800) 447-1146


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


                 Notice of Annual Meeting of Shareholders
                          To Be Held June 5, 2001


The Annual Meeting of Shareholders of Vulcan International Corporation will be held at 1151 E. College St., Clarksville, Tennessee on
Tuesday June 5, 2001 at 11 A.M. for the following purposes:

      1.  To elect Directors.

      2. To transact such other business as may properly come before the meeting or any adjournment thereof.

The Board of Directors has established the close of business on May 5, 2001 as the record date for determining those shareholders who will be entitled to vote at the meeting.

Wilmington, Delaware                 BY ORDER OF THE BOARD OF DIRECTORS

May 10, 2001                          VERNON E. BACHMAN, SECRETARY


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

     The Board of Directors has established as the record date for determining shareholders entitled to notice and to vote at the meeting, the close of business May 5, 2001.

              VOTING SECURITIES AND PRINCIPAL HOLDERS THEREOF

     The Company, as of February 1, 2001 had outstanding 1,134,724 shares of common capital stock, each of which is entitled to one vote. There are no other voting or equity securities outstanding. There is set forth below information with respect to the stock ownership of any person who is known to be the beneficial owner of more than 5% of the Company's common stock and the stock ownership of management as of February 1, 2001.

                        HOLDERS OF 5% OR MORE

       Name and Address              Amount and Nature           Percent
     of Beneficial Owner          of Beneficial Ownership        of Class
------------------------------------------------------------------------
   Dimensional Fund Advisors, Inc.   Directly Owned:    59,499       5.2%
   1299 Ocean Avenue                 Indirectly Owned:
   Santa Monica, CA 90401            Total Owned:       59,499

(1)Deliaan A. Gettler                Directly Owned:     3,100      26.1%
   1 Filson Place                    Indirectly Owned: 292,729
   Cincinnati, OH  45202             Total Owned:      295,829

(2)Benjamin Gettler                  Directly Owned:   128,915      37.7%
   1 Filson Place                    Indirectly Owned: 298,514
   Cincinnati, OH  45202             Total Owned:      427,429

   Lloyd I. Miller III               Directly Owned:    91,215       8.7%
   4550 Gordon Dr.                   Indirectly Owned:   7,000
   Naples, FL  33940                 Total Owned:       98,215

(3)The PNC Finacial Services         Directly Owned:    65,084       5.7%
    Group, Inc.                      Indirectly Owned:
   One PNC Plaza                     Total Owned:       65,084
   249 Fifth Avenue
   Pittsburgh, PA  15222

[FN]
(1) Deliaan A. Gettler is the wife of Benjamin Gettler, Chairman of the Board and President of the Company. The indirect shares listed for Mrs. Gettler include 288,000 shares owned by the Gettler Family Special 1997 Trust of which she is Trustee; and 4,729 shares which she owns as custodian for Benjamin R. Gettler, son of Mr. and Mrs. Gettler. It does not include 128,915 shares directly owned by Mr. Gettler; 2,685 shares indirectly owned by Mr. Gettler as custodian for his daughter; or 9,043 shares held by Stanley I. Rafalo as Trustee for an adult daughter of Benjamin Gettler. If all of those shares were included, the total shares directly and indirectly owned would be 436,472 which is 38.5% of the common shares.

(2) The shares listed as indirectly owned by Mr. Gettler include 288,000 shares which Mrs. Gettler owns as Trustee of the Gettler Family Special 1997 Trust; 4,729 shares which Mrs. Gettler owns as custodian for Benjamin R. Gettler; 3,100 shares which Mrs. Gettler owns directly; and 2,685 shares which Mr. Gettler owns indirectly as custodian for his daughter. The total owned does not include 9,043 shares held by Stanley I. Rafalo as Trustee for an adult daughter of Benjamin Gettler. If those shares were included, the total shares directly and indirectly owned would be 436,472 which is 38.5% of the common shares.

(3) The PNC Financial Services Group, Inc. and two wholly owned subsidiaries hold these shares in fiduciary capacity under numerous trust relationships, none of which relates to more than 5% of the shares, and have sole or shared voting power, and sole or shared investment power over these shares.


                    SECURITY OWNERSHIP OF MANAGEMENT

     The total number of equity securities of the Company owned by all directors and officers of the Company as a group (6) as of February 1, 2001 is set forth below:

    Amount and Nature of Beneficial Ownership          Percent of Class
-----------------------------------------------------------------------

Directly Owned:             166,021                            14.6%
Indirectly Owned:           307,557                            27.1%
Total Owned:                473,578                            41.7%

The share ownership of each of the directors and nominees is set forth below under the heading Election of Directors.

                          ELECTION OF DIRECTORS

The shares represented by the proxies will be voted for the election of the five (5) nominees listed below, each of whom is presently a Director. If any such nominee shall be unable to serve (which is not now contemplated) discretionary authority may be exercised to vote for a substitute. The terms of all of the present Directors expire upon the election of their successors in 2001. The following information is given with respect to the five (5) nominees based upon the records of the Company and information furnished by each nominee as of February 1, 2001.


                              NOMINEES
                                                        Number of
                                          First        Shares Owned
    Name and                              Became       Directly or    Percent
Principal Occupation              Age    Director In   Indirectly (1)   Owned
------------------------------------------------------------------------
Leonard Aconsky                   70      l993            5,800          (2)
Consultant to and director
of Acotech Services, a
consulting firm on building
life safety systems; retired
in 1993 as Vice-President and
World-Wide Technical
Coordinator WITCO, a manufacturer
of specialty chemical products;
Director, Vulcan Corporation,
operating subsidiary of Company

Edward B. Kerin                   62         -                -          (2)
1998-2001 - Director of
Chemprene Inc., a manufacturer
of chemical rubber products,
Consultant 1994-98 Chief
Executive Officer, President
and Chairman of the Board of
Chemprene, Inc., a manufacturer
of chemical rubber products
(sold to Ammeraal, Inc. 1998);
1981-1994 corporate Vice President,
Witco Chemical Corporation

Benjamin Gettler (3)(4)           75      1960          427,429        37.7%
Chairman of the Board and
President Vulcan International
Corporation and its operating
subsidiary company, Vulcan
Corporation




Thomas D. Gettler, Esq.           42      1992           12,106         1.1%
Attorney

Stanley I. Rafalo, O.D. (4)       76      1975           28,043         2.5%
Doctor of Optometry

(1) This report of share ownership is pursuant to Securities & Exchange Commission regulations and, therefore, includes shares of close family members residing in nominees' households for which shares Directors disclaim beneficial ownership.

(2)  Ownership is less than 1%.

(3) The number of shares shown include shares owned directly and indirectly by Deliaan A. Gettler, his wife. It does not include shares referred to in footnote (4) below. Mr. Gettler disclaims beneficial ownership of any of those shares.

(4) The number of shares shown as owned directly by Stanley I. Rafalo includes 9,043 shares of common capital stock of the Company held by him as Trustee for an adult daughter of Benjamin Gettler.


                         EXECUTIVE COMPENSATION

The following table shows the compensation and stock option awards for the last three fiscal years, and other annual compensation and all other compensation for 2000, to the Chief Executive Officer who was the only executive officer whose compensation exceeded $100,000.

                     SUMMARY COMPENSATION TABLE
                                                           Long Term
                          Annual Compensation             Compensation
                  --------------------------------------  ------------
                                              Other
                                             Annual
Name and                                     Compen-   Options/    All other
Principal                                    sation     SARs     Compensation
Position            Year  Salary   Bonus       ($)       (#)         (1)
-----------------------------------------------------------------------------
Benjamin Gettler
Chairman of the
Board and President  2000 $275,000  $25,000     0           0 (2)   $13,000

                     1999  275,000   25,000     0      50,000 (3)    13,000

                     1998  275,000   25,000     0           0        13,000



(1)  Director and Executive Committee Fees.
(2) Mr. Gettler exercised options on 50,000 shares during the year. There were no options on shares outstanding at the end of 2000.
(3) Mr. Gettler did not exercise any options in 1999. At the end of 1999, there were options on 50,000 shares outstanding at a price of $31.00 per share.

                              STOCK OPTION PLAN

The Vulcan International Corporation Stock Option Plan (the "Plan") was adopted by the Board of Directors of the Company in 1991. The purpose of the Plan is to provide additional incentives in order that the Company may retain key personnel. The Plan provides for the granting of options to purchase totaling not more than 300,000 shares of common stock from the Company's treasury shares of which 127,000 have not previously been granted. The Plan is administered by a Stock Option Committee consisting of not less than three
(3) Directors of the Corporation who are not eligible to receive options under the Plan. During the year 2000, the Committee consisted of Directors Rafalo, Aconsky and William T. Crutchfield until his death on May 13, 2000. The current Committee consists of Directors Thomas Gettler, Stanley Rafalo and Leonard Aconsky. No options have been granted by the current Committee. The Committee determines the key employees to whom the options are granted, the term of the option and the number of shares of each grant subject to the option. The option price is such price as may be determined by the Board of Directors. Each option continues for the period determined by the Committee, which shall be not less than one (1) year or more than three (3) years from the date of its grant. The Plan provides that each key employee to whom an option is granted shall as a condition of his right to exercise such option, agree to remain in the continuous employment of the Company for a period of at least two years from the date of exercise of the option, unless he is prevented from doing so by death or disability. Under the Plan, the Company has the option to repurchase shares from an optionee who terminates employment prior to the expiration of the two-year period.


                        OPTION GRANTS IN LAST FISCAL YEAR

                                     None

               AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR

Options                Shares                  Number            Value of
                     Acquired                Unexercised       Unexercised
                        or         Value       Options         In-The-Money
                     Exercised   Realized      At Year           Options
Name                   (#)          ($)          End           At Year End
-----------------------------------------------------------------------------
Benjamin Gettler
Chairman of the
Board and President   50,000     $125,000         0                  0

                                PENSIONS

Under the terms of the Company's retirement Plan for salaried employees, salaried personnel are entitled to retire at age 65 with benefits computed on the basis of salary and length of service. The maximum length of service which can be taken into account is 30 years. The method of computing benefits under the retirement plan is: the number of years of employment multiplied by the sum of 1.0% of average monthly salary and .65% of such salary in excess of Social Security covered compensation (all based on the highest 60 consecutive monthly salaries). The aggregate contribution made for the 1999-2000 Plan year was $-0-. For purposes of the Plan, annual compensation means a participant's W-2 earnings for federal income tax purposes, excluding commissions and taxable fringe benefits. Mr. Gettler has reached normal retirement age and has more than 30 years of service.
Mr. Gettler currently receives $148,586 per year from the Plan based upon his selection of a joint and 100% survivor benefit.


                            PERFORMANCE GRAPH

                       5-YEAR CUMULATIVE TOTAL RETURN
             COMPARISON OF VULCAN INTERNATIONAL CORPORATION WITH
                    AMEX MARKET INDEX AND PEER GROUP INDEX

(Graph submitted to SEC on Form SE on paper)



                             FISCAL YEAR ENDING
                              1995    1996    1997    1998    1999    2000
VULCAN INTERNATIONAL
 CORPORATION                 100.00  146.75  191.48  172.01  160.78  180.36

CUSTOMER SELECTED STOCK LIST 100.00  115.61  144.78  116.08   68.24   64.27

AMEX MARKET INDEX            100.00  105.52  126.97  125.25  156.15  154.23


                  ASSUMES $100 INVESTED ON JANUARY 1, 1996
                        ASSUMES DIVIDEND REINVESTED
                    FISCAL YEAR ENDING DECEMBER 31, 2000

                     COMPANIES COMPRISING THE PEER GROUP

    The peer group used in constructing the graph in the Proxy Statement showing the yearly percentage change in cumulative total return has always included the complete list of suppliers to the shoe industry provided by the Footwear Industries of America, the industry association. Since the Company has reduced its reliance on the shoe industry and is now manufacturing foam products, the Company has since 1998 included in its peer group the Rogers Corp., which is a corporation listed on the American Stock Exchange and which is in the business of processing and selling foam products. Accordingly, the peer group for 2000 is:

                     Bontex (formerly Georgia Bonded Fibres)
                           Goodyear Tire & Rubber Co.
                                 Jaclyn Inc.
                                  Katy Ind.
                                 Lydall Inc.
                                 Rogers Corp.
                              Vista Resources Inc.



                DIRECTORS' MEETINGS, COMMITTEE INFORMATION, FEES AND
                           OTHER DIRECTOR TRANSACTIONS

     There were six (6) meetings of the Board of Directors in 2000. All Directors attended at least 75% of the total number of Directors' meetings held during their tenure and all Directors attended at least 75% of Committee meetings held by committees on which they served during their tenure.

     The Board of Directors has currently one standing committee, namely, an Audit and Compensation Committee. The Audit and Compensation Committee currently consists of Messrs. Leonard Aconsky, Dr. Stanley I. Rafalo, and Thomas D. Gettler. The Audit and Compensation Committee is responsible for overseeing the Company's accounting functions and controls. The Committee has adopted a Charter to set forth all of its specific responsibilities.
As required by the Charter:

          The Committee has reviewed and discussed the audited financial statements with management;

          The Committee has discussed with the independent auditors the matters required to be discussed by Independent Standards Board Standard No. 1;

          The Committee has received the written disclosures and the letter from the independent accountants required by Independence Standards Board Standard No. 1 and has discussed with the independent accountant the independent accountant's independence; and

         Based on the review and discussions with management and the representative of its independent auditors, the committee recommends to the Board of Directors that the audited financial statements be included in the Company's Annual Report on Form 10-K for the last fiscal year for filing with the Commission.

The Committee also reviews and recommends the salary and bonus of the Company's chief executive officer. The Audit and Compensation Committee had two meetings in 2000.

     The Company pays each of its Directors $8,000 per year as a director fee. The members of the Audit and Compensation Committee are paid $300 per meeting attended.

     There is in effect a Resolution of the Board of Directors pursuant to which any Director may purchase up to 25,000 treasury shares of company stock at the closing bid on the American Stock Exchange on the date of the exercise of such election to purchase. In the calendar year 2000, there were a total of 15,000 shares purchased from the Company pursuant to this Resolution.


                    PRINCIPAL ACCOUNTING FIRM FEES

     The following table sets forth the aggregate fees billed to the Company for the fiscal year ended December 31, 2000 by the Company's principal accounting firm, J.D. Cloud & Co. L.L.P.

         Audit Fees                                   $104,911
         Financial Information Systems Design
          and Implementation Fees                     $      0
         All Other Fees                               $ 23,189(a)(b)

                                       Total          $128,100

[FN]
(a) Includes fees for tax consulting and other non-audit services.

(b) The Audit Committee has considered whether the provision of these services is compatible with maintaining the principal accountant's independence.


                      COMPENSATION COMMITTEE REPORT ON
                           EXECUTIVE COMPENSATION

                      Committee's Compensation Policy

     It is the policy of the Compensation Committee that the Company's Executive Officers should be compensated in accordance with the responsibilities of their position, and their performance in office. Included among the factors considered by the Compensation Committee in carrying out such compensation policies are the historical compensation paid officers of this Company and the compensation paid to executives in similar positions in other companies as well as performance in the fiscal year in question compared to prior fiscal years. The Compensation Committee reviews all relevant factors relating to such performance, including the general economic climate and the climate of the particular industries in which this Company is involved.

     In carrying out the foregoing policies, the Compensation Committee also used the factors and criteria set forth hereinafter in determining the annual compensation of the Chief Executive Officer and President of the Company for 2000 and his salary for 2001. The position of Chief Executive Officer and President is held by a single individual, Mr. Benjamin Gettler.

     The Company currently has only one officer who is paid over $100,000 per year compared to three such officers prior to Mr. Gettler assuming the position of Chief Executive Officer and President following the death of then C.E.O. Lloyd Miller in April, 1990. Those offices were combined and Mr. Gettler has carried out the duties of all three offices.

     In the first ten months of 2000 (the latest financial information available to the Committee as of the date of this report), the Company had an unaudited consolidated net profit after tax on continuing operations of $1,731,456 compared to $911,372 in the first ten months of 1999.

During the past three years, Mr. Gettler's annual compensation has been as follows:
              Year           Salary         Bonus         Total
              ----           ------         -----         -----
              1999          $275,000        $25,000       $300,000
              1998           275,000         25,000        300,000
              1997           275,000         25,500        300,000


Mr. Gettler has requested that there be no increase in his salary or bonus. Accordingly, the Committee has determined to keep Mr. Gettler's base salary at the same level in 2001 as in 2000, namely, $275,000. In addition, the Committee has determined that a bonus for this year of $25,000 is appropriate.

          Audit and Compensation Committee, December 1, 2000

Leonard Aconsky   Thomas D. Gettler   Stanley I. Rafalo, Committee Members

                   INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

     The principal accountant of the Company is J. D. Cloud & Co. L.L.P., certified public accountants. That firm has acted as the principal accountant of the Company since 1956. At the meeting of the Board of Directors following the May, 2000 meeting, the Board again selected that firm to continue to serve as the Company's principal independent public accountants. The practice of the Board of Directors in making a selection at such meeting has been followed by the Company since 1956. The same practice will be followed after the June, 2001 Annual Meeting of Shareholders. Management is not aware of any intended change of principal independent public accountants. Representatives of J. D. Cloud & Co. L.L.P. are not expected to attend the Annual Meeting.


                       PROPOSALS OF SECURITY HOLDERS

     No shareholder proposals will be considered at this year's annual meeting.

     In the event that any security holder intends to present a proposal at the 2002 annual meeting of the Company and such security holder desires that the proposal be included in the Company's proxy statement and form of proxy relating to that meeting, such proposal must be received by the Company by no later than 4:30 P.M. December 1, 2001.


                                  GENERAL

     The Company, as of February 1, 2001 had outstanding 1,134,724 shares of capital stock, each of which is entitled to one vote. The record date for determining shareholders entitled to notice and to vote at the meeting is close of business May 5, 2001.

     The management knows of no other business to be brought before the meeting for action by the shareholders. If any other matters properly come before the meeting, the proxies in the enclosed form, unless otherwise specified, will be voted on such matters in accordance with the judgment of the Proxy Committee.

                                              /s/BENJAMIN GETTLER
                                              ---------------------------
                                              Chairman of the Board
                                                  and President

                     VULCAN INTERNATIONAL CORPORATION

                                 PROXY

     The undersigned hereby appoints Leonard Aconsky, Thomas D. Gettler, and Dr. Stanley I. Rafalo, or any of them with full power of substitution, as the proxies of the undersigned to vote at the Annual Meeting of Shareholders of Vulcan International Corporation to be held at 1151 E. College St., Clarksville, Tennessee, on Tuesday, June 5, 2001 at 11 A.M.
and at any adjournment thereof, all the shares of stock of the Company the undersigned would be entitled to vote if personally present, hereby granting to each of them full power and authority to act for and in the name of the undersigned at said meeting and adjournments upon the following:

                          (Continued on reverse side)
                                                     Please mark
                                                     your votes as
                                                     indicated in
                                                     this example      X
                                                                     ------
(1) The election of Directors and all
nominees listed in the Proxy Statement
except as marked to the contrary below.

                   (INSTRUCTION: To withhold authority to vote for
                    any individual nominee or nominees, draw a line through that nominee's name.)

GRANTS   WITHHOLDS

                   Leonard Aconsky, Benjamin Gettler, Thomas D. Gettler,
                     Edward B. Kerin,  Stanley I. Rafalo, O.D.
-----      -----

(2) In their discretion, the proxies are authorized to vote upon other business as may properly come before the meeting.

                                 THIS  PROXY, SOLICITED BY THE BOARD OF
                                 DIRECTORS WILL BE VOTED AS INSTRUCTED,
                                 UNLESS OTHERWISE INDICATED.  THIS PROXY
                                 WILL BE PRESUMED TO BE GRANTS ON ITEM (1).
                                                        ------

                                 Dated                           ,2001
                                       ---------------------------

                                       --------------------------------
                                                            Signature

                                       --------------------------------
                                                            Signature

                                     (When signing in any other capacity
                                      than as an individual, please so
                                      indicate.)

                               Exhibit 21

                    VULCAN INTERNATIONAL CORPORATION

                     SUBSIDIARIES OF THE REGISTRANT

                          At December 31, 2000


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

                               EXHIBIT 99.1


                 INDEPENDENT AUDITORS' REPORT ON SCHEDULE



To the Board of Directors
Vulcan International Corporation
Wilmington, Delaware


We have audited the Consolidated Financial Statements of Vulcan International Corporation and subsidiaries as of December 31, 2000 and 1999, and for each of the three years in the period ended December 31, 2000, and have issued our report thereon dated February 14, 2001, except for Note 10 dated March 29, 2001; such Consolidated Financial Statements and report are included in Part IV, Item 14(a)1 of this Form 10-K and the 2000 Annual Report to Shareholders and are incorporated herein by reference. Our audit also included the financial statement schedule of Vulcan International Corporation and subsidiaries listed in Part IV, Item 14(a)2. The financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information therein set forth.





                                                /s/ J.D. CLOUD & CO. L.L.P.
                                                ----------------------------
                                                Certified Public Accountants

Cincinnati, Ohio
February 14, 2001

                               EXHIBIT 99.2
                                                                  Schedule II

              VULCAN INTERNATIONAL CORPORATION AND SUBSIDIARIES

                      VALUATION AND QUALIFYING ACCOUNTS



                                               2000        1999      1998
The following reserve is deducted in
the balance sheet from the asset to
which it applies


Reserve for Doubtful Accounts
 Receivable:


Balance at Beginning of Period                $158,844    256,211    260,417


 Additions:
  (1)  Charged to costs and expenses           188,829     12,000     12,000
  (2)  Charged to Other Accounts                     -          -         -

 Deductions:
  Write off of bad debts                       194,699    109,367     16,206
                                               -------    -------    -------

Balance at End of Period                      $152,974    158,844    256,211
                                               =======    =======    =======

                              EXHIBIT 99.3

                    VULCAN-BRUNSWICK BOWLING PIN COMPANY

                            FINANCIAL STATEMENTS

                    For the year ended December 31, 2000


















                                       J.D. CLOUD & CO. L.L.P.
                                     CERTIFIED PUBLIC ACCOUNTANTS
                                          CINCINNATI, OHIO

                       INDEPENDENT AUDITORS' REPORT




To the Partners
Vulcan-Brunswick Bowling Pin Company
Antigo, Wisconsin

We have audited the accompanying balance sheets of Vulcan-Brunswick Bowling Pin Company as of December 31, 2000 and 1999, and the related statements of income, partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the Joint Venture's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with U.S. generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.
An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Vulcan-Brunswick Bowling Pin Company at December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.




                                            /s/ J.D. CLOUD & CO. L.L.P.
                                            ----------------------------
                                            Certified Public Accountants


Cincinnati, Ohio
February 1, 2001

                   VULCAN-BRUNSWICK BOWLING PIN COMPANY
                             BALANCE SHEETS
                      At December 31, 2000 and 1999

    - ASSETS -                                     2000             1999
CURRENT ASSETS:
  Cash                                        $  116,119          113,191
  Accounts receivable                            535,571          464,842
  Inventories                                    685,669          484,363
  Prepaid expense                                  6,301            6,343
                                               ---------        ---------
       TOTAL CURRENT ASSETS                    1,343,660        1,068,739
                                               ---------        ---------
PROPERTY, PLANT AND EQUIPMENT:
  Land                                            72,251           72,251
  Buildings and improvements                   4,026,487        3,997,934
  Machinery and equipment                      4,975,927        4,939,710
                                               ---------        ---------
       Total                                   9,074,665        9,009,895
    Less - Accumulated depreciation            6,038,509        5,733,455
                                               ---------        ---------
       NET PROPERTY, PLANT AND EQUIPMENT       3,036,156        3,276,440
                                               ---------        ---------
OTHER ASSETS:
  Product development costs and other
    intangibles - at cost (less accumulated
    amortization; 2000 - $981,844;
    1999 - $887,956)                           2,768,528        2,862,416
  Other                                          175,936          173,946
                                               ---------        ---------
       TOTAL OTHER ASSETS                      2,944,464        3,036,362
                                               ---------        ---------
          TOTAL ASSETS                        $7,324,280        7,381,541
                                               =========        =========

     - LIABILITIES AND PARTNERS' CAPITAL -
CURRENT LIABILITIES:
  Accounts payable                            $   94,060          150,964
  Accrued expenses -
     Salaries and wages                           89,907           72,894
     Taxes and other                              95,916           98,658
                                               ---------        ---------
       TOTAL CURRENT LIABILITIES                 279,883          322,516
                                               ---------        ---------
PARTNERS' CAPITAL                              7,044,397        7,059,025
                                               ---------        ---------
          TOTAL LIABILITIES AND
             PARTNERS' CAPITAL                $7,324,280        7,381,541
                                               =========        =========

The accompanying notes to financial statements are an integral part of this statement.

                                    -71-

                   VULCAN-BRUNSWICK BOWLING PIN COMPANY
                          STATEMENTS OF INCOME
               For the years ended December 31, 2000 and 1999

                                                      2000            1999

NET SALES                                       $9,261,854       9,191,563
                                                 ---------       ----------
COST AND EXPENSES:
  Cost of sales                                  8,434,507       8,457,964
  Administrative                                    30,000          30,000
                                                 ---------       ---------
     TOTAL COST AND EXPENSES                     8,464,507       8,487,964
                                                 ---------       ---------

     INCOME FROM OPERATIONS                        797,347         703,599

OTHER INCOME - NET                                  24,025          16,469
                                                 ---------       ---------
     NET INCOME                                 $  821,372         720,068
                                                 =========       =========




The accompanying notes to financial statements are an integral part of this statement.

                   VULCAN-BRUNSWICK BOWLING PIN COMPANY
                     STATEMENTS OF PARTNERS' CAPITAL
              For the years ended December 31, 2000 and 1999

                                     VULCAN         BRUNSWICK     TOTAL
                                   BOWLING PIN     BOWLING PIN   PARTNERS'
                                     COMPANY       CORPORATION    CAPITAL

BALANCE - JANUARY 1, 1999           $4,069,478      4,069,479    8,138,957

  Add - Net income                     360,034        360,034      720,068
  Less - Distributions                (900,000)      (900,000)  (1,800,000)
                                     ---------      ---------    ---------
BALANCE - DECEMBER 31, 1999          3,529,512      3,529,513    7,059,025

  Add - Net income                     410,686        410,686      821,372
  Less - Distributions                (418,000)      (418,000)    (836,000)
                                     ---------      ---------    ---------
BALANCE - DECEMBER 31, 2000         $3,522,198      3,522,199    7,044,397
                                     =========      =========    =========




The accompanying notes to financial statements are an integral part of this statement.

                   VULCAN-BRUNSWICK BOWLING PIN COMPANY
                        STATEMENTS OF CASH FLOWS
              For the years ended December 31, 2000 and 1999

                                                      2000           1999

CASH FLOWS FROM OPERATING ACTIVITIES:
  Cash received from customers                   $ 9,191,250      9,393,078
  Cash paid to suppliers and employees            (8,277,981)    (7,741,810)
  Interest received                                   23,900         16,469
                                                   ---------      ---------
     NET CASH FLOWS FROM OPERATING ACTIVITIES        937,169      1,667,737
                                                   ---------      ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property, plant and equipment          (98,241)      (105,383)
                                                   ---------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash distributions to partners                    (836,000)    (1,800,000)
                                                   ---------      ---------
     NET INCREASE (DECREASE) IN CASH AND
        CASH EQUIVALENTS                               2,928       (237,646)

CASH AND CASH EQUIVALENTS AT BEGINNING
  OF YEAR                                            113,191        350,837
                                                   ---------      ---------
CASH AND CASH EQUIVALENTS AT END OF YEAR         $   116,119        113,191
                                                   =========      =========
RECONCILIATION OF NET INCOME TO NET CASH
  FLOWS FROM OPERATING ACTIVITIES:
    Net income                                   $   821,372        720,068
    Depreciation                                     338,525        401,084
    Amortization                                      93,888         93,888
    (Increase) decrease in accounts
     receivable                                      (70,729)       201,515
    (Increase) decrease in inventories              (201,306)       166,553
    Increase in prepaid expenses and other            (1,948)        (2,310)
    Increase (decrease) in accounts payable
     and accrued expenses                            (42,633)        86,939
                                                   ---------     ----------
     NET CASH FLOWS FROM OPERATING
        ACTIVITIES                                $  937,169      1,667,737
                                                   =========      =========

The accompanying notes to financial statements are an integral part of this statement.

                   VULCAN-BRUNSWICK BOWLING PIN COMPANY
                      NOTES TO FINANCIAL STATEMENTS
                           December 31, 2000


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Joint Venture is a Delaware general partnership formed for the purpose of manufacturing bowling pins for its partners.

It is the policy of the Joint Venture to employ U.S. generally accepted accounting principles in the preparation of its financial statements. A summary of the Joint Venture's significant accounting policies follows:

ACCOUNTING ESTIMATES-
The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

PROPERTY, PLANT AND EQUIPMENT-
Property, plant and equipment are stated at cost. Depreciation is provided in amounts sufficient to relate the cost of depreciable assets to operations over their estimated useful lives using straight-line and accelerated methods over 15 to 39 years for buildings and improvements and 3 to 7 years for machinery and equipment.

INTANGIBLES-
Product development costs and other intangible assets consist principally of manufacturing technology and represent the fair market value assigned to such assets on the date the Joint Venture was formed. Intangible assets are amortized over 40 years on a straight-line basis.

                   VULCAN-BRUNSWICK BOWLING PIN COMPANY
                      NOTES TO FINANCIAL STATEMENTS
                           December 31, 2000
                              (Continued)


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


NOTE 2 - INVENTORIES

Inventories at December 31, 2000 and 1999 consisted of:
                                             2000          1999
               Finished goods           $ 150,000             -
               Raw materials              196,185       155,795
               Work in process            314,873       310,595
               Supplies                    24,611        17,973
                                          -------       -------
                   Total                $ 685,669       484,363
                                          =======       =======

NOTE 3 - NOTE PAYABLE

The Joint Venture maintains a revolving credit agreement with its bank that provides for borrowings of up to $500,000 at the prime rate. Borrowings under the credit agreement are guaranteed by the Joint Venture's partners and are secured by a pledge of the general assets of the Joint Venture. There were no borrowings at December 31, 2000 and 1999.

                   VULCAN-BRUNSWICK BOWLING PIN COMPANY
                      NOTES TO FINANCIAL STATEMENTS
                           December 31, 2000
                              (Continued)


NOTE 4 - RETIREMENT PLAN

The Joint Venture maintains a defined benefit pension plan covering substantially all union employees.  The funded status and net periodic benefit cost recognized in the accompanying financial statements consisted of:
                                                2000            1999
    Change in benefit obligations:
     Benefit obligation - January 1,          $362,559         382,683
     Service cost                               18,509          22,470
     Interest cost                              26,453          22,758
     Actuarial (gain) loss                     (21,131)        (25,715)
     Benefits paid                              (5,952)        (39,637)
                                               -------         -------
        Benefit obligation December 31,        380,438         362,559
                                               -------         -------
    Change in plan assets:
     Fair value of plan assets - January 1,    419,294         416,844
     Actual return on plan assets               22,949          20,598
     Employer contributions                     22,093          21,489
     Benefits paid                              (5,952)        (39,637)
                                               -------         -------
        Fair value of plan assets -
         December 31,                          458,384         419,294
                                               -------         -------
        Funded status                           77,946          56,735

    Unrecognized net loss                       66,791          83,079
    Unrecognized prior service cost             27,325          29,790
    Unrecognized net transition obligation       3,874           4,342
                                               -------         -------
        Prepaid pension expense -
         December 31,                         $175,936         173,946
                                               =======         =======
    Components of net periodic benefit costs:
     Service cost                             $ 18,509          22,470
     Interest cost                              26,453          22,758
     Return on plan assets:
      Actual                                   (22,949)        (20,598)
      Deferred                                 (10,090)        (11,004)
     Amortization of unrecognized net
      transition obligation                        468             468
     Amortization of prior service cost          2,465           2,465
     Amortization of unrecognized net loss       5,247           2,338
                                               -------         -------
        Periodic benefit cost                 $ 20,103          18,897
                                               =======         =======

                   VULCAN-BRUNSWICK BOWLING PIN COMPANY
                      NOTES TO FINANCIAL STATEMENTS
                           December 31, 2000
                              (Continued)


NOTE 4 - RETIREMENT PLAN  (Continued)

Pension plan assets are invested primarily in group annuity contracts valued at contract value. Significant actuarial assumptions used in the above computations include the following:

                                                        2000      1999
     Assumed discount rate                              7.75%    6.75%
     Expected long-term rate of return
       on plan assets                                   7.75%    7.75%
     Average remaining service period                18 years  18 years


NOTE 5 - RELATED PARTY TRANSACTIONS

The Joint Venture had 2000 and 1999 sales to Vulcan of approximately $1,743,000 and $1,751,000, respectively, and 2000 and 1999 sales to Brunswick of approximately $7,519,000 and $7,440,000, respectively.

The Joint Venture purchased raw materials from Vulcan for approximately $141,000 in 1999. The Joint Venture also paid accounting and administrative fees of $30,000 to Vulcan in 2000 and 1999.

Accounts receivable from Brunswick amounted to $266,000 and $192,000 at December 31, 2000 and 1999, respectively. Accounts receivable from Vulcan amounted to $266,000 and $243,000 at December 31, 2000 and 1999, respectively.


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

                   VULCAN-BRUNSWICK BOWLING PIN COMPANY
                      NOTES TO FINANCIAL STATEMENTS
                           December 31, 2000
                              (Continued)


NOTE 6 - RISKS AND UNCERTAINTIES  (Continued)

At December 31, 2000 approximately 90% of the Joint Venture's workforce was subject to a collective bargaining agreement that expires October 18, 2001.

Financial instruments which potentially subject the Joint Venture to concentrations of credit risk are cash investments which may, at times, exceed federally-insured limits. Management places the Joint Venture's cash investments with high-quality financial institutions. Management believes no significant concentration of credit risk exists with respect to these cash investments.

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


Date:  April 16, 2001


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


/s/ Benjamin Gettler                      /s/ Leonard Aconsky
--------------------------                ---------------------------
By: Benjamin Gettler                      By: Leonard Aconsky
    (Director)                                (Director)


/s/ Stanley I. Rafalo
--------------------------
By: Stanley I. Rafalo
    (Director)

                                     April 16, 2001



Securities and Exchange Commission
Washington, D.C.  20549

Re:  Vulcan International Corporation
     Annual Report on Form 10-K

Dear Sir or Madam:

On behalf of Vulcan International Corporation, we are transmitting herewith the attached Form 10-K for the twelve months ended
December 31, 2000.

The common shares of Vulcan International Corporation are traded on the AMEX.

If you have any questions regarding this filing, please call us at (513) 621-1188.

                                   Sincerely,





                                   /s/ J.D. CLOUD & CO. L.L.P.
                                   -----------------------------
                                   J.D. CLOUD & CO. L.L.P.