Form 10-Q
period 2001-03-31
VULCAN INTERNATIONAL CORP
filed 2001-05-14
CIK 848446

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.   20549

                                   FORM 10-Q


         (Mark One)

         [ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended March 31, 2001

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

Outstanding shares of no par value common stock at March 31, 2001:

                                 1,134,719 shares

                       VULCAN INTERNATIONAL CORPORATION

                                    INDEX


Part I.  FINANCIAL INFORMATION                                         PAGE

        Item 1.  FINANCIAL STATEMENTS

                    Condensed Consolidated Balance Sheets                1

                    Condensed Consolidated Statements of Income          2

                    Condensed Consolidated Statements of Cash Flows      3

                    Schedule Supporting Net Income Per Common
                    Share and Dividends Per Common Share                 4

                    Notes to Condensed Consolidated Financial
                    Statements                                          5-9

                    Independent Accountants' Report                      10


        Item 2.     Management's Discussion and Analysis of
                    Financial Condition and Results of Operations      11-12


        Item 3.     Quantitative and Qualitative Disclosures
                    About Market Risks                                   12


Part II.  OTHER INFORMATION

        Item 1.     Legal Proceedings                                  13-14

        Item 6.     Exhibits and Reports on Form 8-K                    15

                            PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

                           VULCAN INTERNATIONAL CORPORATION
                         CONDENSED CONSOLIDATED BALANCE SHEETS
                                                  MARCH 31,    DECEMBER 31,
                                                    2001           2000
                                                  UNAUDITED
         -ASSETS-

CURRENT ASSETS:
  Cash                                         $  1,338,936     1,008,649
  Marketable securities (At fair market value)   45,962,406    50,383,925
  Accounts receivable                             2,976,511     3,072,529
  Inventories                                       808,501       941,090
  Prepaid expense and tax                                 -        87,301
                                                -----------   -----------
        TOTAL CURRENT ASSETS                     51,086,354    55,493,494
                                                -----------   -----------
PROPERTY, PLANT AND EQUIPMENT-at cost            11,716,903    11,715,635
  Less-Accumulated depreciation and depletion     9,442,717     9,346,419
                                                -----------   -----------
        NET PROPERTY, PLANT AND EQUIPMENT         2,274,186     2,369,216
                                                -----------   -----------
OTHER ASSETS:
  Investment in joint venture                        35,936        70,528
  Marketable securities (At fair market value)   44,653,347    48,153,115
  Deferred charges and other assets               5,102,242     5,057,605
                                                -----------   -----------
        TOTAL OTHER ASSETS                       49,791,525    53,281,248
                                                -----------   -----------
                TOTAL ASSETS                   $103,152,065   111,143,958
                                                ===========   ===========

     -LIABILITIES AND SHAREHOLDERS' EQUITY-

CURRENT LIABILITIES:
  Deferred income tax                          $ 12,507,543    14,093,872
  Note payable                                    1,350,000     1,700,000
  Other                                           5,970,209     6,037,426
                                                -----------   -----------
        TOTAL CURRENT LIABILITIES                19,827,752    21,831,298
                                                -----------   -----------
OTHER LIABILITIES:
  Deferred income tax                            15,232,709    16,309,169
  Commitments and contingencies                           -             -
  Minority interest in partnership                   10,803        11,066
  Other liabilities                                  33,285        33,285
                                                -----------    ----------
        TOTAL OTHER LIABILITIES                  15,276,797    16,353,520
                                                -----------   -----------


SHAREHOLDERS' EQUITY:
  Capital stock                                     249,939       249,939
  Additional paid-in capital                      7,745,102     7,745,102
  Retained earnings                              25,037,569    24,565,375
  Accumulated other comprehensive income         55,629,579    60,846,586
                                                -----------   -----------
                                                 88,662,189    93,407,002
    Less-Common stock in treasury-at cost        20,614,673    20,447,862
                                                -----------   -----------
        TOTAL SHAREHOLDERS' EQUITY               68,047,516    72,959,140
                                                -----------   -----------
                TOTAL LIABILITIES
                  AND SHAREHOLDERS' EQUITY     $103,152,065   111,143,958
                                                ===========   ===========

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                           PART I - FINANCIAL INFORMATION
                                       (Continued)

Item 1.  Financial Statements.

                          VULCAN INTERNATIONAL CORPORATION
                     CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                             For the three months ended
                                      UNAUDITED

                                                      MARCH 31,   MARCH 31,
                                                        2001        2000
REVENUES:
  Net sales                                         $ 2,193,172   2,517,046
  Dividends                                             532,999     518,677
                                                      ---------   ---------
     TOTAL REVENUES                                   2,726,171   3,035,723
                                                      ---------   ---------
COST AND EXPENSES:
  Cost of sales                                       2,255,959   2,524,341
  General and administrative                            406,706     418,833
  Interest expense                                       98,744     101,959
                                                      ---------   ---------
     TOTAL COST AND EXPENSES                          2,761,409   3,045,133
                                                      ---------   ---------
EQUITY IN JOINT VENTURE INCOME AND
 MINORITY INTEREST                                       65,670     117,913
                                                      ---------   ---------
     INCOME BEFORE GAIN ON SALE OF ASSETS                30,432     108,503

NET GAIN ON SALE OF PROPERTY AND EQUIPMENT              835,136      87,484
                                                      ---------   ---------
     INCOME FROM CONTINUING OPERATIONS
      BEFORE INCOME TAXES                               865,568     195,987

INCOME TAX PROVISION                                    166,431      26,721
                                                      ---------   ---------
          NET INCOME                                $   699,137     169,266
                                                      =========   =========

NET INCOME PER COMMON SHARE                         $       .62         .15
                                                      =========   =========

DIVIDENDS PER COMMON SHARE                          $       .20         .20
                                                      =========   =========

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                             PART I - FINANCIAL INFORMATION
                                       (Continued)
Item 1.  Financial Statements.

                            VULCAN INTERNATIONAL CORPORATION
                     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           For the three months ended March 31,
                                        UNAUDITED
                                                         2001         2000
CASH FLOWS FROM OPERATING ACTIVITIES:
  Cash received from customers                      $ 2,291,062    2,092,707
  Cash paid to suppliers and employees               (2,641,490)  (2,855,272)
  Dividends received                                    532,999      518,677
  Interest paid                                         (34,451)     (52,002)
                                                      ---------    ---------
     NET CASH FLOWS FROM OPERATING ACTIVITIES           148,120     (295,890)
                                                      ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of property, equipment
   and securities                                       799,353       87,484
  Purchase of property and equipment                     (1,329)     (51,103)
  Collections on notes receivable and other              27,899       26,363
  Cash distribution from joint venture                  100,000            -
                                                      ---------    ---------
     NET CASH FLOWS FROM INVESTING ACTIVITIES           925,923       62,744
                                                      ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings (repayments) under credit
   agreement                                           (350,000)     200,000
  Sale of treasury shares                                     -      466,875
  Purchase of common shares                            (166,811)    (363,795)
  Cash dividends paid                                  (226,945)    (221,441)
                                                      ---------    ---------
     NET CASH FLOWS FROM FINANCING ACTIVITIES          (743,756)      81,639
                                                      ---------    ---------
     INCREASE (DECREASE) IN CASH AND
      CASH EQUIVALENTS                                  330,287     (151,507)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD      1,008,649    1,088,626
                                                      ---------    ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD           $1,338,936      937,119
                                                      =========    =========
RECONCILIATION OF NET INCOME TO
  NET CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                        $  699,137      169,266
   Adjustments-
     Depreciation and amortization                       96,672      105,934
     Deferred income taxes                               24,759       (3,930)
     Equity in joint venture income and minority
      interest                                          (65,670)    (117,913)


     Net gain on sale of property and marketable
      securities                                       (806,233)     (87,484)
     (Increase) decrease in accounts receivable          97,890     (424,339)
     Decrease in inventories                            132,589        9,051
     Increase (decrease) in accounts payable,
      accrued expenses and other assets                 (31,024)      53,525
                                                      ---------    ---------
        NET CASH FLOWS FROM OPERATING ACTIVITIES     $  148,120     (295,890)
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

                         PART I - FINANCIAL INFORMATION
                                  (Continued)

Item 1.  Financial Statements.

                         VULCAN INTERNATIONAL CORPORATION
               SCHEDULE SUPPORTING NET INCOME PER COMMON SHARE AND
                            DIVIDENDS PER COMMON SHARE
                                    UNAUDITED

                                                                 Exhibit "1"
                                                   Three months ended
                                                        March 31,
                                                  2001             2000

a) Net income                                  $  699,137          169,266
                                                =========        =========
b) Cash dividends on common shares             $  226,945          221,441
                                                =========        =========

Weighted Average Shares:

c) Common shares issued                         1,999,512        1,999,512
d) Common treasury shares                         864,491          890,908
                                                ---------        ---------
e) Common shares outstanding                    1,135,021        1,108,604
                                                =========        =========

f) Income per common share (a/e):              $      .62              .15

g) Dividends per common share                  $      .20              .20


The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                        PART I - FINANCIAL INFORMATION
                                  (Continued)

Item 1.  Financial Statements.

                       VULCAN INTERNATIONAL CORPORATION
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              For the three months ended March 31, 2001 and 2000


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

The Registrant has recorded a liability of $3,850,800 including accrued interest of $385,400 for past costs plus $1,140,700,(representing a discounted present value of $1,750,000) for estimated future costs in connection with the Site. The March 31, 2000 quarterly results were restated to recognize interest on the liability as reported in the Registrant's Form 10-K for the year ended December 31, 2000. The liability for future costs is a significant estimate of the future costs and it is subject to change as actual costs are incurred and reported by the Environmental Protection Agency.

The Registrant is presently continuing an investigation into this matter and intends to vigorously pursue all available legal remedies to set aside all orders and liens relating to the asserted liability and to defend itself against the underlying allegations.

The Registrant was advised by the U.S. Environmental Protection Agency several years ago that it was one of at least 122 large generator potentially responsible parties ("PRPs") with regard to remediation of the Union Chemical Company, Inc. Site, South Hope, Maine, where the potential joint and several liability was in the range of $15 million. The Registrant, along with many other PRPs, entered into a consent agreement with U.S. EPA to remediate the

                        PART I - FINANCIAL INFORMATION
                                  (Continued)

Item 1.  Financial Statements.

                       VULCAN INTERNATIONAL CORPORATION
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              For the three months ended March 31, 2001 and 2000
                                    (Continued)


Site, and the Registrant is now a party to a Remedial Design/Remedial Action Trust Agreement for the purpose of undertaking clean-up responsibilities at the Site. Most of the remedial work has now been completed. In 2000, PRPs estimated the additional funds in the range of $1 million would be required to complete remediation of the Site. The Registrant's estimated share of that amount was approximately $5,000 and was paid in 2000. If the projected cost of the remaining remediation tasks remains at approximately $1 million, the Registrant will not have additional payments. There may be other potential clean-up liabilities at other sites of which the Registrant has no specific knowledge.

The Registrant has an interest in a partnership which owns certain real estate. On August 13, 1999 a Complaint for money damages, in excess of $25,000, based upon breach of fiduciary duty was filed by the other partner in the Court of Common Pleas in Hamilton County, Ohio. Essentially, the plaintiff is seeking an adjustment of the capital account balances which would result in a higher distribution of cash flow. On March 27, 2001, the plaintiff threatened to file an Amended Complaint that alleges damages of $1,062,000 and costs, plus punitive damages of $2,000,000 on various grounds. The Registrant believes that the suit is without merit and has been defending itself vigorously against the issues raised.

The accompanying condensed consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary to reflect a fair presentation of financial position, results of operations and cash flows for the interim periods. All such adjustments are of a normal recurring nature.

There were no securities of the Registrant sold by the Registrant during the three months ended March 31, 2001, that were not registered under the Securities Act of 1933, in reliance upon an exemption from registration provided by Section 4(2) of the Act.

ACCOUNTING CHANGES
Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS 133 requires an entity to recognize all derivatives, at their fair market value, as either assets or liabilities in the statement of financial position. The effect of adopting this standard was not significant.

                        PART I - FINANCIAL INFORMATION
                                  (Continued)

Item 1.  Financial Statements.

                       VULCAN INTERNATIONAL CORPORATION
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              For the three months ended March 31, 2001 and 2000
                                    (Continued)


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

INVENTORIES

                                                 MARCH 31,     DECEMBER 31,
                                                   2001            2000
                                                 UNAUDITED
        Inventories consisted of:
          Finished goods                        $ 327,100        657,693
          Work in process                         134,238         72,992
          Raw materials                           347,163        210,405
                                                  -------        -------
                Total inventories               $ 808,501        941,090
                                                  =======        =======

COMPREHENSIVE INCOME

During the three months ended March 31, 2001 and 2000 total other comprehensive income (loss) was as follows:

                                                    2001          2000
     Net income                                $   699,137      169,266
     Other comprehensive income, net of tax:
      Unrealized gain (loss) on marketable
       securities                               (4,942,435)   2,184,086
     Less: reclassification adjustment for
           gains included in net income           (274,572)           -
                                                 ---------    ---------
          Total comprehensive income (loss)    $(4,517,870)   2,353,352
                                                 =========    =========

                        PART I - FINANCIAL INFORMATION
                                  (Continued)

Item 1.  Financial Statements.

                        VULCAN INTERNATIONAL CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               For the three months ended March 31, 2001 and 2000
                                   (Continued)

Accumulated comprehensive income consists of unrealized holding gains on securities available for sale of $55,629,579 at March 31, 2001 and $60,846,586 at December 31, 2000.


BUSINESS SEGMENT INFORMATION

Reportable segments for the three months ended March 31 are as follows:
                                                   2001               2000
    NET SALES FROM CONTINUING OPERATIONS:
      Rubber and Foam Products                 $1,533,393          1,773,164
      Bowling Pins                                610,082            780,089
      Real Estate Operations                      306,440            212,251
      Intersegment net sales                      (58,304)          (162,474)
                                                ---------          ---------
                                                2,391,611          2,603,030
      Timber sales reported in gain on
       sale of property and equipment            (198,439)           (85,984)
                                                ---------          ---------
           TOTAL SALES FROM CONTINUING
            OPERATIONS                         $2,193,172          2,517,046
                                                =========          =========
    OPERATING PROFIT (LOSS) FROM
     CONTINUING OPERATIONS:
      Rubber and Foam Products                 $ (338,718)          (316,876)
      Bowling Pins                                 51,535            106,020
      Real Estate Operations                      160,228             73,314
                                                ---------          ---------
           TOTAL OPERATING (LOSS) FROM
            CONTINUING OPERATIONS                (126,955)          (137,542)

    Interest expense - net                        (98,144)          (101,959)
    Other unallocated corporate income - net    1,090,667            435,488
    Income tax provision                         (166,431)           (26,721)
                                                ---------          ---------
           NET INCOME                          $  699,137            169,266
                                                =========          =========

                         PART I - FINANCIAL INFORMATION
                                  (Continued)

Item 1.  Financial Statements.

                        VULCAN INTERNATIONAL CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               For the three months ended March 31, 2001 and 2000
                                   (Continued)




REVIEW BY INDEPENDENT ACCOUNTANTS
The condensed consolidated financial statements at March 31, 2001, and for the three-month period then ended have been reviewed, prior to filing, by the Registrant's independent accountants, J.D. Cloud & Co. L.L.P., whose report covering their review of the financial statements is included in this report.

                        INDEPENDENT ACCOUNTANTS' REPORT


To the Board of Directors
Vulcan International Corporation
Wilmington, Delaware

We have reviewed the accompanying condensed consolidated balance sheet of Vulcan International Corporation and subsidiaries as of March 31, 2001, and the related condensed consolidated statements of income and cash flows for the three-month periods ended March 31, 2001 and 2000. These financial statements are the responsibility of the Company's management.

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

We have audited, in accordance with U.S. generally accepted auditing standards, the consolidated balance sheet of Vulcan International Corporation and subsidiaries as of December 31, 2000, and the related consolidated statements of income, shareholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated February 10, 2001 and March 29, 2001, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed Consolidated balance sheet as of December 31, 2000, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.




                                                J.D. CLOUD & CO. L.L.P.
                                                Certified Public Accountants

Cincinnati, Ohio
May 9, 2001

                         PART I - FINANCIAL INFORMATION
                                  (Continued)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


Net sales revenue from continuing operations for the three months ended
March 31, 2001, decreased $323,874 or 12.9% over the corresponding period in 2000. Cost of sales decreased $268,382 or 10.6% during the three months ended March 31, 2001 compared to the corresponding period in 2000. These changes are due to decreased sales and increased costs in the Company's Rubber and Foam and Bowling Pin segments.

General and administrative expenses decreased $12,127 or 2.9% in the three months ended March 31, 2001, as compared to the corresponding period in 2000.

Interest expense decreased $3,215 for the three months ended March 31, 2001. This decrease is due to decreased borrowings under the Company's line of credit agreement. Additional interest of $63,250 was incurred related to the accrued EPA liabilities.

Gains on the sale of property, equipment and securities were $835,136 for the three months ended March 31, 2001, as compared to $87,484 for the corresponding period in 2000. Gains in 2001 were the result of sales of marketable securities, timber and equipment. Gains in 2000 were the result of sales of timber and equipment.

The Company has a 50% interest in a joint venture, Vulcan Brunswick Bowling Pin Company (VBBPC) which manufactures bowling pins in Antigo, Wisconsin for Brunswick and the Company. The Company's investment in VBBPC is included in other assets at March 31, 2001.

Summarized income statement information for VBBPC consists of the following:
                                                     Three Months ended
                                                          March 31,
                                                    2001             2000

        Net sales                               $1,315,901        2,145,088
        Costs and expenses                       1,185,085        1,908,890
                                                 ---------        ---------
        Net income                              $  130,816          236,198
                                                 =========        =========
        Company's 50% equity in net income      $   65,408          118,099
                                                 =========        =========

                         PART I - FINANCIAL INFORMATION
                                  (Continued)


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


LIQUIDITY AND CAPITAL RESOURCES

The Company's cash requirements during the first quarter of 2001 were funded in part through earnings and noncash charges such as depreciation and amortization and from the sale of timber and equipment. The cash from these transactions was primarily used in operations. The Company expects to continue, when necessary, to use short-term borrowings to meet cash requirements not fully provided by earnings, depreciation and amortization. During the three months ended March 31, 2001, 4,805 shares of treasury stock were acquired for $166,811. There were approximately $48,500 of commitments for capital expenditures as of March 31, 2001.



Item 3.     Quantitative and Qualitative Disclosures about Market Risks.

There have been no significant changes in the Company's market risk, primarily associated with marketable securities, since December 31, 2000.

                     PART II - OTHER INFORMATION


Item 1.  Legal Proceedings.


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

The Registrant has recorded a liability of $3,850,800 including accrued interest of $385,400 for past costs plus $1,140,700,(representing a discounted present value of $1,750,000) for estimated future costs in connection with the Site. The March 31, 2000 quarterly results were restated to recognize interest on the liability as reported in the Registrant's Form 10-K for the year ended December 31, 2000. The liability for future costs is a significant estimate of the future costs and it is subject to change as actual costs are incurred and reported by the Environmental Protection Agency.

The Registrant is presently continuing an investigation into this matter and intends to vigorously pursue all available legal remedies to set aside all orders and liens relating to the asserted liability and to defend itself against the underlying allegations.

The Registrant was advised by the U.S. Environmental Protection Agency several years ago that it was one of at least 122 large generator potentially responsible parties ("PRPs") with regard to remediation of the Union Chemical Company, Inc. Site, South Hope, Maine, where the potential joint and several liability was in the range of $15 million. The Registrant, along with many other PRPs, entered into a consent agreement with U.S. EPA to remediate the Site, and the Registrant is now a party to a Remedial Design/Remedial Action Trust Agreement for the purpose of undertaking clean-up responsibilities at

                     PART II - OTHER INFORMATION
the Site. Most of the remedial work has now been completed. In 2000, PRPs estimated the additional funds in the range of $1 million would be required to complete remediation of the Site. The Registrant's estimated share of that amount was approximately $5,000 and was paid in 2000. If the projected cost of the remaining remediation tasks remains at approximately $1 million, the Registrant will not have additional payments. There may be other potential clean-up liabilities at other sites of which the Registrant has no specific knowledge.

The Registrant has an interest in a partnership which owns certain real estate. On August 13, 1999 a Complaint for money damages, in excess of $25,000, based upon breach of fiduciary duty was filed by the other partner in the Court of Common Pleas in Hamilton County, Ohio. Essentially, the plaintiff is seeking an adjustment of the capital account balances which would result in a higher distribution of cash flow. On March 27, 2001, the plaintiff threatened to file an Amended Complaint that alleges damages of $1,062,000 and costs, plus punitive damages of $2,000,000 on various grounds. The Registrant believes that the suit is without merit and has been defending itself vigorously against the issues raised.

The Registrant and its subsidiaries are party to other matters and claims which are normal in the course of operations. While the results of litigation and claims cannot be predicted with certainty, based on advice of counsel, the Registrant believes that the final outcome of such matters will not have a materially adverse effect on its consolidated financial condition.

                     PART II - OTHER INFORMATION



Item 6.     Exhibits and Reports on Form 8-K.

     a.     Exhibits

             None


     b. The Company was not required to file Form 8-K for the quarter ended March 31, 2001.

                       PART II - OTHER INFORMATION
                               (Continued)




                                SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     VULCAN INTERNATIONAL CORPORATION


                                  By:  /s/ Benjamin Gettler
                                       ----------------------------------
    Date   May 14, 2001                 Benjamin Gettler
                                        Chairman of the Board, President
                                          and Chief Executive Officer

                                  By:  /s/ Vernon E. Bachman
                                       -----------------------------------
    Date   May 14, 2001                 Vernon E. Bachman
                                        Vice President, Secretary-Treasurer
                                          and Principal Accounting Officer