Form 10-Q
period 2001-06-30
VULCAN INTERNATIONAL CORP
filed 2001-08-08
CIK 848446

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.   20549

                                   FORM 10-Q

         (Mark One)

         [ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended June 30, 2001

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

Outstanding shares of no par value common stock at June 30, 2001:

                                 1,134,719 shares

                       VULCAN INTERNATIONAL CORPORATION

                                    INDEX


Part I.  FINANCIAL INFORMATION                                         PAGE

        Item 1.  FINANCIAL STATEMENTS

                    Condensed Consolidated Balance Sheets                1

                    Condensed Consolidated Statements of Income          2

                    Condensed Consolidated Statements of Cash Flows      3

                    Schedule Supporting Net Income Per Common
                    Share and Dividends Per Common Share                 4

                    Notes to Condensed Consolidated Financial
                    Statements                                          5-8

                    Independent Accountants' Report                      9


        Item 2.     Management's Discussion and Analysis of
                    Financial Condition and Results of Operations     10-11

        Item 3      Quantitative and Qualitative Disclosures
                    about Market Risks                                  11


Part II.  OTHER INFORMATION

        Item 1.     Legal Proceedings                                 12-13

        Item 6.     Exhibits and Reports on Form 8-K                    14

                            PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

                           VULCAN INTERNATIONAL CORPORATION

                         CONDENSED CONSOLIDATED BALANCE SHEETS
                                                   JUNE 30,    DECEMBER 31,
                                                     2001          2000
                                                  UNAUDITED
         -ASSETS-

CURRENT ASSETS:
  Cash                                         $  2,671,605     1,008,649
  Marketable securities (At fair market value)   44,177,528    50,383,925
  Accounts receivable                             1,908,743     3,072,529
  Inventories                                       361,727       941,090
  Prepaid expense and tax                                 -        87,301
                                                 ----------   -----------
        TOTAL CURRENT ASSETS                     49,119,603    55,493,494
                                                 ----------   -----------
PROPERTY, PLANT AND EQUIPMENT-at cost            11,590,354    11,715,635
  Less-Accumulated depreciation and depletion     9,395,664     9,346,419
                                                 ----------   -----------
        NET PROPERTY, PLANT AND EQUIPMENT         2,194,690     2,369,216
                                                 ----------   -----------
OTHER ASSETS:
  Investment in joint venture                        54,394        70,528
  Marketable securities (At fair market value)   43,361,531    48,153,115
  Deferred charges and other assets               5,146,450     5,057,605
                                                 ----------   -----------
        TOTAL OTHER ASSETS                       48,562,375    53,281,248
                                                 ----------   -----------
                TOTAL ASSETS                   $ 99,876,668   111,143,958
                                                 ==========   ===========

     -LIABILITIES AND SHAREHOLDERS' EQUITY-

CURRENT LIABILITIES:
  Deferred income tax                          $ 12,005,955    14,093,872
  Note payable                                            -     1,700,000
  Other                                           6,169,783     6,037,426
                                                 ----------   -----------
        TOTAL CURRENT LIABILITIES                18,175,738    21,831,298
                                                 ----------   -----------
OTHER LIABILITIES:
  Deferred income tax                            14,815,183    16,309,169
  Commitments and contingencies                           -             -
  Minority interest in partnership                   10,757        11,066
  Other liabilities                                  33,285        33,285
                                                 ----------   -----------
        TOTAL OTHER LIABILITIES                  14,859,225    16,353,520
                                                 ----------   -----------
SHAREHOLDERS' EQUITY:
  Capital stock                                     249,939       249,939
  Additional paid-in capital                      7,745,102     7,745,102
  Retained earnings                              25,832,191    24,565,375
  Accumulated other comprehensive income         53,629,146    60,846,586
                                                 ----------   -----------
                                                 87,456,378    93,407,002

    Less-Common stock in treasury-at cost        20,614,673    20,447,862
                                                 ----------   -----------
        TOTAL SHAREHOLDERS' EQUITY               66,841,705    72,959,140
                                                 ----------   -----------
                TOTAL LIABILITIES
                  AND SHAREHOLDERS' EQUITY     $ 99,876,668   111,143,958
                                                 ==========   ===========

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                           PART I - FINANCIAL INFORMATION
                                       (Continued)

Item 1.  Financial Statements.

                          VULCAN INTERNATIONAL CORPORATION

                     CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                      UNAUDITED

                    For the six months ended      For the three months ended
                        June 30,     June 30,        June 30,      June 30,
                          2001         2000            2001          2000
REVENUES:
  Net sales            $4,382,334     4,831,963      2,189,162      2,314,917
  Dividends             1,084,602     1,035,849        551,603        517,172
                        ---------     ---------      ---------      ---------
    TOTAL REVENUES      5,466,936     5,867,812      2,740,765      2,832,089
                        ---------     ---------      ---------      ---------
COST AND EXPENSES:
  Cost of sales         4,207,573     4,869,076      1,951,614      2,344,735
  General and
   administrative         975,731       804,925        569,025        386,092
  Interest expense        170,218       194,047         71,474         92,088
                        ---------     ---------      ---------      ---------
    TOTAL COST AND
     EXPENSES           5,353,522     5,868,048      2,592,113      2,822,915
                        ---------     ---------      ---------      ---------
EQUITY IN JOINT
 VENTURE INCOME
 AND MINORITY
 INTEREST                  84,174       232,824         18,504        114,911
                        ---------     ---------      ---------      ---------
INCOME BEFORE
 GAIN ON SALE OF
 ASSETS                   197,588       232,588        167,156        124,085

NET GAIN ON SALE OF
 PROPERTY AND EQUIPMENT 2,017,900       168,532      1,182,764         81,048
                        ---------     ---------      ----------     ---------
     INCOME FROM
      CONTINUING
      OPERATIONS BEFORE
      INCOME TAXES      2,215,488       401,120      1,349,920        205,133

INCOME TAX PROVISION      494,785        68,359        328,354         41,638
                        ---------     ---------      ---------      ---------
     NET INCOME        $1,720,703       332,761      1,021,566        163,495
                        =========     =========      =========      =========

NET INCOME PER SHARE   $     1.52           .30            .90            .15
                        =========     =========      =========      =========
DIVIDENDS PER
 COMMON SHARE          $      .40           .60            .20            .40
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

                             PART I - FINANCIAL INFORMATION
                                       (Continued)
Item 1.  Financial Statements.

                            VULCAN INTERNATIONAL CORPORATION

                     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                For the six months ended
                                        UNAUDITED
                                                   JUNE 30,       JUNE 30,
                                                     2001           2000
CASH FLOWS FROM OPERATING ACTIVITIES:
  Cash received from customers                  $ 5,549,892       4,573,062
  Cash paid to suppliers and employees           (4,598,342)     (5,729,094)
  Dividends received                              1,084,602       1,035,849
  Interest paid                                     (50,930)        (78,426)
  Income taxes paid                                (220,000)              -
                                                  ---------       ---------
     NET CASH FLOWS FROM OPERATING ACTIVITIES     1,765,222        (198,609)
                                                  ---------       ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of property and equipment    2,084,808         169,738
  Purchase of property and equipment                (22,636)       (125,317)
  Cash distribution from joint venture              100,000         150,000
  Collections on notes receivable and other          56,262          62,074
                                                  ---------       ---------
     NET CASH FLOWS FROM INVESTING ACTIVITIES     2,218,434         256,495
                                                  ---------       ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings (repayments) under credit
   agreements                                    (1,700,000)        565,000
  Sale of treasury shares                                 -         466,875
  Purchase of common shares                        (166,811)       (715,640)
  Cash dividends paid                              (453,889)       (441,366)
                                                  ---------       ---------
     NET CASH FLOWS FROM FINANCING ACTIVITIES    (2,320,700)       (125,131)
                                                  ---------       ---------
     INCREASE (DECREASE) IN CASH AND
      CASH EQUIVALENTS                            1,662,956         (67,245)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD  1,008,649       1,088,626
                                                  ---------       ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD      $ 2,671,605       1,021,381
                                                  =========       =========
RECONCILIATION OF NET INCOME TO
  NET CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                   $ 1,720,703         332,761
   Adjustments-
     Depreciation and amortization                  193,344         214,964
     Deferred income taxes                          136,172         111,741
     Equity in joint venture income and
       minority interest                            (84,174)       (232,824)
     Net gain on sale of property and
       marketable securities                     (2,017,900)       (168,532)
     (Increase) decrease in accounts receivable   1,167,558        (258,901)
     Decrease in inventories                        579,363          49,748
     Increase (decrease) in accounts payable,
       accrued expenses and other assets             70,156        (247,566)
                                                  ---------       ---------
NET CASH FLOWS FROM OPERATING ACTIVITIES        $ 1,765,222        (198,609)
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

                             PART I - FINANCIAL INFORMATION
                                       (Continued)
Item 1.  Financial Statements.

                             VULCAN INTERNATIONAL CORPORATION
                      SCHEDULE SUPPORTING NET INCOME PER COMMON SHARE
                              AND DIVIDENDS PER COMMON SHARE
                                        UNAUDITED


                                                                   EXHIBIT 1

                       For the six months ended   For the three months ended
                       June 30,       June 30,     June 30,        June 30,
                         2001           2000         2001            2000

a)   Net income       $1,720,703        332,761   1,021,566       163,495
                       =========      =========   =========     =========
b)   Cash
      dividends
      on common
      shares          $  453,889        661,291     226,944       439,850
                       =========      =========   =========     =========
Weighted Average
 Shares:
c)   Common shares
      issued           1,999,512      1,999,512   1,999,512     1,999,512
d)   Common
      treasury
      shares             864,491        892,907     864,491       894,906
                       ---------      ---------   ---------     ---------
e)   Common shares
      outstanding      1,135,021      1,106,605   1,135,021     1,104,606
                       =========      =========   =========     =========
f)   Income per
      common
      share (a/e):    $     1.52            .30         .90           .15

g)   Dividends
      per common
      share          $       .40            .60         .20           .40


The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                        PART I - FINANCIAL INFORMATION
                                  (Continued)

Item 1.  Financial Statements.

                       VULCAN INTERNATIONAL CORPORATION
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               For the six months ended June 30, 2001 and 2000


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

The Registrant has recorded a liability of $3,909,200 including accrued interest of $443,800 for past costs plus $1,146,100,(representing a discounted present value of $1,750,000) for estimated future costs in connection with the Site. The June 30, 2000 quarterly results were restated to recognize interest on the liability as reported in the Registrant's Form 10-K for the year ended December 31, 2000. The liability for future costs is a significant estimate of the future costs and it is subject to change as actual costs are incurred and reported by the Environmental Protection Agency.

The Registrant is presently continuing an investigation into this matter and intends to vigorously pursue all available legal remedies to set aside all orders and liens relating to the asserted liability and to defend itself against the underlying allegations.

The Registrant was advised by the U.S. Environmental Protection Agency several years ago that it was one of at least 122 large generator potentially responsible parties ("PRP's") with regard to remediation of the Union Chemical Company, Inc. Site, South Hope, Maine, where the potential joint and several liability was in the range of $15 million. The Registrant, along with many other PRP's, entered into a consent agreement with U.S. EPA to remediate the Site, and the Registrant is now a party to a Remedial Design/Remedial

                        PART I - FINANCIAL INFORMATION
                                  (Continued)

Item 1.  Financial Statements.

                       VULCAN INTERNATIONAL CORPORATION
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               For the six months ended June 30, 2001 and 2000
                                    (Continued)


Action Trust Agreement for the purpose of undertaking clean-up responsibilities at the Site. Most of the remedial work has now been completed. In 2000, PRP's estimated that additional funds of approximately $1 million would be required to complete remediation of the Site. The Registrant's estimated share of that amount was approximately $5,000 and was paid in 2000. If the projected cost of the remaining remediation tasks remains at approximately $1 million, the Registrant will not have additional payments. There may be other potential clean-up liabilities at other sites of which the Registrant has no specific knowledge.

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

There were no securities of the Registrant sold by the Registrant during the six months ended June 30, 2001, that were not registered under the Securities Act of 1933, in reliance upon an exemption from registration provided by
Section 4(2) of the Act.

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

NEW PRONOUNCEMENTS
The Financial Accounting Standards Board has issued Statement No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets. Statement No. 141 will be effective for all business combinations initiated after June 30, 2001. Statement No. 142 is effective for all goodwill and other intangible assets acquired after June 30, 2001 and for all other goodwill and other intangible assets effective January 1,2002. These standards are not expected to have a significant impact to the Company.

                        PART I - FINANCIAL INFORMATION
                                  (Continued)

Item 1.  Financial Statements.

                       VULCAN INTERNATIONAL CORPORATION
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               For the six months ended June 30, 2001 and 2000
                                    (Continued)


USE OF ESTIMATES
The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

RECLASSIFICATIONS
Certain prior period amounts have been reclassified to conform with current period presentation.

INVENTORIES

                                                 JUNE  30,     DECEMBER 31,
                                                   2001            2000
                                                 UNAUDITED
        Inventories consisted of:
          Finished goods                        $ 144,224        657,693
          Work in process                          50,616         72,992
          Raw materials                           166,887        210,405
                                                  -------        -------
                Total inventories               $ 361,727        941,090
                                                  =======        =======

COMPREHENSIVE INCOME
During the six months ended June 30, 2001 and 2000 total other comprehensive income (loss) was as follows:

                                       For the six            For the three
                                       months ended           months ended
                                   June 30,   June 30,    June 30,    June 30,
                                    2001       2000        2001       2000
   Net income                  $ 1,720,703    332,761   1,021,566    163,495
   Other comprehensive
    income (loss), net of tax:
     Unrealized gain (loss)
      on marketable securities  (6,393,121) 1,392,099  (1,450,686)  (791,987)
     Less: reclassification
      adjustment for gains
      included in net income      (824,319)         -    (549,747)         -
                                 ---------  ---------   ---------  ---------
        Total comprehensive
         income (loss)         $(5,496,737) 1,724,860    (978,867)  (628,492)
                                 =========  =========   =========  =========

                        PART I - FINANCIAL INFORMATION
                                  (Continued)

Item 1.  Financial Statements.

                        VULCAN INTERNATIONAL CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                For the six months ended June 30, 2001 and 2000
                                   (Continued)

Accumulated comprehensive income consists of unrealized holding gains on securities available for sale of $53,629,146 at June 30, 2001 and $60,846,586 at December 31, 2000.


BUSINESS SEGMENT INFORMATION
Reportable segments for the six months and three months ended June 30, 2001 are as follows:

                                     For the six             For the three
                                     months ended            months ended
                                 June 30,    June 30,    June 30,    June 30,
                                  2001        2000        2001        2000
  NET SALES:
   Rubber and Foam Products    $3,187,706   3,644,456   1,654,313   1,871,292
   Bowling Pins                 1,161,498   1,130,709     551,416     350,620
   Real Estate Operations         542,418     425,623     235,978     213,372
   Intersegment net sales        (184,603)   (200,737)   (126,299)    (38,263)
                                ---------   ---------   ---------   ---------
                                4,707,019   5,000,051   2,315,408   2,397,021
   Timber sales reported in
    gain on sale of property
    and equipment                (324,685)   (168,088)   (126,246)    (82,104)
                                ---------   ---------   ---------   ---------
       TOTAL SALES             $4,382,334   4,831,963   2,189,162   2,314,917
                                =========   =========   =========   =========
  OPERATING PROFIT (LOSS)
   FROM CONTINUING OPERATIONS:
   Rubber and Foam Products    $ (380,471)   (613,249)    (41,753)   (296,373)
   Bowling Pins                    55,887     187,928       4,352      81,908
   Real Estate Operations         250,244     154,896      90,016      81,582
                                ---------   ---------   ---------   ---------
       TOTAL OPERATING
        PROFIT (LOSS) FROM
        CONTINUING OPERATIONS     (74,340)   (270,425)     52,615   (132,883)

  Interest expense - net         (170,218)   (194,047)    (72,074)   (92,088)
  Other unallocated corporate
   income - net                 2,460,046     865,592   1,369,379    430,104
  Income tax provision           (494,785)    (68,359)   (328,354)   (41,638)
                                ---------   ---------   ---------  ---------
        NET INCOME             $1,720,703     332,761   1,021,566    163,495
                                =========   =========   =========  =========

REVIEW BY INDEPENDENT ACCOUNTANTS
The condensed consolidated financial statements at June 30, 2001, and for the six month period then ended have been reviewed, prior to filing, by the Registrant's independent accountants, J.D. Cloud & Co. L.L.P., whose report covering their review of the financial statements is included in this report.

                        INDEPENDENT ACCOUNTANTS' REPORT


To the Board of Directors
Vulcan International Corporation
Wilmington, Delaware

We have reviewed the accompanying condensed consolidated balance sheet of Vulcan International Corporation and subsidiaries as of June 30, 2001, and the related condensed consolidated statements of income and cash flows for the six month and three month periods ended June 30, 2001 and 2000. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with U.S. generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying condensed consolidated financial statements for them to be in conformity with U.S. generally accepted accounting principles.

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

Cincinnati, Ohio
August 3, 2001

                         PART I - FINANCIAL INFORMATION
                                  (Continued)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


Net sales revenue for the six month period ended June 30, 2001, decreased $449,629 or 9.3% over the corresponding period in 2000. Cost of sales decreased $661,503 or 13.6% during the six month period compared to the corresponding six month period in 2000. Net sales revenue for the second quarter of 2001 decreased $125,755 or 5.4% and cost of sales decreased $393,121 or 16.8% compared to the corresponding quarter in 2000. These changes are due to decreased sales in the Company's Rubber and Foam and Bowling Pin segments.

General and administrative expenses increased $170,806 or 21.2% in the six month period ended June 30, 2001, as compared to the corresponding six month period in 2000. General and administrative expenses for the second quarter of 2001 increased $182,933 or 47.4% compared to the corresponding quarter in 2000. The increases are primarily due to increased professional fees relating to environmental matters.

Interest expense for the six month period ended June 30, 2001 decreased $23,829. Interest expense for the three month period ended June 30, 2001 decreased $20,614. The decreases were due to decreased borrowings under the Company's line of credit agreement.

Gains on the sale of property, equipment and securities were $2,017,900 for the six month period ended June 30, 2001, as compared to $168,532 for the corresponding period in 2000. Gains in 2001 were primarily the result of the sale of marketable securities and timber. Gains in 2000 were the result of sales of marketable securities, timber and equipment from the Company's rubber plant in Clarksville, Tennessee.

The Company has a 50% interest in a joint venture, Vulcan Brunswick Bowling Pin Company (VBBPC) which manufactures bowling pins in Antigo, Wisconsin for Brunswick and the Company. The Company's investment in VBBPC is included in other assets at June 30, 2001.

For the period May 1, 2001 through December 31, 2001, Vulcan will bear the economic risk of the joint venture and thus any profit or loss resulting from operations during this period shall be allocated for tax and accounting purposes to Vulcan.

Summarized income statement information for VBBPC consists of the following:
                     Six Months Ended June 30,   Three Months ended June 30,
                         2001          2000          2001          2000

Net sales             $2,120,883     4,296,148       804,982     2,151,060
Costs and expenses     1,953,152     3,829,123       768,067     1,920,233
                       ---------     ---------       -------     ---------
Net income            $  167,731       467,025        36,915       230,827
                       =========     =========       =======     =========
Company's 50% equity
 in net income        $   83,865       233,512        18,457       115,413
                       =========     =========       =======     =========

                         PART I - FINANCIAL INFORMATION
                                  (Continued)


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. (Continued)


LIQUIDITY AND CAPITAL RESOURCES

The Company's cash requirements during the second quarter of 2001 were funded in part through earnings and noncash charges such as depreciation and amortization and from the sale of timber, equipment and marketable securities. The cash from these transactions was primarily used in operations. The Company expects to continue, when necessary, to use short-term borrowings to meet cash requirements not fully provided by earnings, depreciation and amortization. During the six months ended June 30, 2001, 4,805 shares of treasury stock were acquired for $166,811. There were approximately $2,000 of commitments for capital expenditures as of June 30, 2001.



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

The Registrant has recorded a liability of $3,909,200 including accrued interest of $443,800 for past costs plus $1,146,100,(representing a discounted present value of $1,750,000) for estimated future costs in connection with the Site. The June 30, 2000 quarterly results were restated to recognize interest on the liability as reported in the Registrant's Form 10-K for the year ended December 31, 2000. The liability for future costs is a significant estimate of the future costs and it is subject to change as actual costs are incurred and reported by the Environmental Protection Agency.

The Registrant is presently continuing an investigation into this matter and intends to vigorously pursue all available legal remedies to set aside all orders and liens relating to the asserted liability and to defend itself against the underlying allegations.

The Registrant was advised by the U.S. Environmental Protection Agency several years ago that it was one of at least 122 large generator potentially responsible parties ("PRP's") with regard to remediation of the Union Chemical Company, Inc. Site, South Hope, Maine, where the potential joint and several liability was in the range of $15 million. The Registrant, along with many other PRP's, entered into a consent agreement with U.S. EPA to remediate the Site, and the Registrant is now a party to a Remedial Design/Remedial Action Trust Agreement for the purpose of undertaking clean-up responsibilities at the Site. Most of the remedial work has now been completed. In 2000, PRP's estimated the additional funds in the range of $1 million would be required to complete remediation of the Site. The Registrant's estimated share of that amount was approximately $5,000 and was paid in 2000. If the projected cost of the remaining remediation tasks remains at approximately $1 million, the Registrant will not have additional payments. There may be other potential clean-up liabilities at other sites of which the Registrant has no specific knowledge.

                     PART II - OTHER INFORMATION

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

                     PART II - OTHER INFORMATION



Item 6.     Exhibits and Reports on Form 8-K.

     a.     Exhibits

             None


     b. The Company was not required to file Form 8-K for the quarter ended June 30, 2001.

                       PART II - OTHER INFORMATION
                               (Continued)




                                SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     VULCAN INTERNATIONAL CORPORATION


                                  By:  /s/ Benjamin Gettler
                                       ----------------------------------
  Date   August 8, 2001                Benjamin Gettler
                                        Chairman of the Board, President
                                          and Chief Executive Officer

                                  By:  /s/ Vernon E. Bachman
                                       -----------------------------------
  Date   August 8, 2001                Vernon E. Bachman
                                        Vice President, Secretary-Treasurer
                                          and Principal Accounting Officer