Form 10-Q
period 2001-09-30
VULCAN INTERNATIONAL CORP
filed 2001-11-09
CIK 848446

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.   20549

                                   FORM 10-Q

         (Mark One)

         [ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended September 30, 2001

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

Outstanding shares of no par value common stock at September 30, 2001:

                                 1,085,219 shares

                       VULCAN INTERNATIONAL CORPORATION

                                    INDEX


Part I.  FINANCIAL INFORMATION                                         PAGE

        Item 1.  FINANCIAL STATEMENTS

                    Condensed Consolidated Balance Sheets                1

                    Condensed Consolidated Statements of Income          2

                    Condensed Consolidated Statements of Cash Flows      3

                    Schedule Supporting Net Income Per Common
                    Share and Dividends Per Common Share                 4

                    Notes to Condensed Consolidated Financial
                    Statements                                          5-10

                    Independent Accountants' Report                      11


        Item 2.     Management's Discussion and Analysis of
                    Financial Condition and Results of Operations      12-13

        Item 3      Quantitative and Qualitative Disclosures
                    about Market Risks                                   13


Part II.  OTHER INFORMATION

        Item 1.     Legal Proceedings                                  14-15

        Item 6.     Exhibits and Reports on Form 8-K                     15

                            PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

                           VULCAN INTERNATIONAL CORPORATION

                         CONDENSED CONSOLIDATED BALANCE SHEETS
                                                SEPTEMBER 30,  DECEMBER 31,
                                                    2001           2000
                                                 UNAUDITED
         -ASSETS-

CURRENT ASSETS:
  Cash                                          $ 1,403,525     1,008,649
  Marketable securities (at fair market value)   41,570,141    50,383,925
  Accounts receivable                             1,967,777     3,072,529
  Inventories                                       572,914       941,090
  Prepaid expense and tax                           144,368        87,301
                                                 ----------   -----------
        TOTAL CURRENT ASSETS                     45,658,725    55,493,494
                                                 ----------   -----------
PROPERTY, PLANT AND EQUIPMENT-at cost            11,626,453    11,715,635
  Less-Accumulated depreciation and depletion     9,492,024     9,346,419
                                                 ----------   -----------
        NET PROPERTY, PLANT AND EQUIPMENT         2,134,429     2,369,216
                                                 ----------   -----------
OTHER ASSETS:
  Investment in joint venture                        54,394        70,528
  Marketable securities (at fair market value)   37,732,903    48,153,115
  Deferred charges and other assets               5,190,201     5,057,605
                                                 ----------   -----------
        TOTAL OTHER ASSETS                       42,977,498    53,281,248
                                                 ----------   -----------
                TOTAL ASSETS                    $90,770,652   111,143,958
                                                 ==========   ===========

     -LIABILITIES AND SHAREHOLDERS' EQUITY-

CURRENT LIABILITIES:
  Deferred income tax                           $11,056,829    14,093,872
  Note payable                                      565,000     1,700,000
  Other                                           6,716,329     6,037,426
                                                 ----------   -----------
        TOTAL CURRENT LIABILITIES                18,338,158    21,831,298
                                                 ----------   -----------
OTHER LIABILITIES:
  Deferred income tax                            12,866,104    16,309,169
  Commitments and contingencies                           -             -
  Minority interest in partnership                   10,407        11,066
  Other liabilities                                  33,285        33,285
                                                 ----------   -----------
        TOTAL OTHER LIABILITIES                  12,909,796    16,353,520
                                                 ----------    ----------


SHAREHOLDERS' EQUITY:
  Capital stock                                     249,939       249,939
  Additional paid-in capital                      7,745,102     7,745,102
  Retained earnings                              25,881,836    24,565,375
  Accumulated other comprehensive income         48,197,564    60,846,586
                                                 ----------   -----------
                                                 82,074.441    93,407,002
    Less-Common stock in treasury-at cost        22,551,743    20,447,862
                                                 ----------   -----------
        TOTAL SHAREHOLDERS' EQUITY               59,522,698    72,959,140
                                                 ----------   -----------
                TOTAL LIABILITIES
                  AND SHAREHOLDERS' EQUITY      $90,770,652   111,143,958
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

                           PART I - FINANCIAL INFORMATION
                                       (Continued)

Item 1.  Financial Statements.

                          VULCAN INTERNATIONAL CORPORATION

                     CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                      UNAUDITED

                              Nine months ended         Three months ended
                                September 30,             September 30,
                              2001         2000         2001         2000
REVENUES:
  Net sales                $6,241,465    7,272,115    1,859,131    2,440,152
  Dividends and interest    1,637,021    1,550,809      552,419      514,960
                            ---------    ---------    ---------    ---------
    TOTAL REVENUES          7,878,486    8,822,924    2,411,550    2,955,112
                            ---------    ---------    ---------    ---------
COST AND EXPENSES:
  Cost of sales             6,022,166    7,281,929    1,814,593    2,412,853
  General and
   administrative           1,458,904    1,226,645      483,173      421,720
  Interest expense            233,798      287,754       63,580       93,707
                            ---------    ---------    ---------    ---------
    TOTAL COST AND
     EXPENSES               7,714,868    8,796,328    2,361,346    2,928,280
                            ---------    ---------    ---------    ---------
EQUITY IN JOINT
 VENTURE INCOME AND
 MINORITY INTEREST             84,524      333,597          350      100,773
                            ---------    ---------    ---------    ---------
INCOME BEFORE
 GAIN ON SALE OF ASSETS       248,142      360,193       50,554      127,605

NET GAIN ON SALE OF
 PROPERTY, EQUIPMENT
  AND SECURITIES            2,185,289      718,760      167,389      550,228
                            ---------    ---------    ---------    ---------
INCOME FROM CONTINUING
 OPERATIONS BEFORE
 INCOME TAXES               2,433,431    1,078,953      217,943      677,833

INCOME TAX PROVISION
 (BENEFIT)                    438,139     (116,582)     (56,646)    (184,941)
                            ---------    ---------    ---------    ---------
        NET INCOME         $1,995,292    1,195,535      274,589      862,774
                            =========    =========    =========    =========




NET INCOME PER SHARE       $     1.77         1.08          .25          .78
                            =========    =========    =========    =========

DIVIDENDS PER
 COMMON SHARE              $      .60          .60          .20            -
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

                                      -2-

                             PART I - FINANCIAL INFORMATION
                                       (Continued)
Item 1.  Financial Statements.

                            VULCAN INTERNATIONAL CORPORATION

                     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                For the nine months ended
                                        UNAUDITED

                                               September 30,   September 30,
                                                   2001            2000
CASH FLOWS FROM OPERATING ACTIVITIES:
  Cash received from customers                  $ 7,351,917       6,595,975
  Cash paid to suppliers and employees           (6,529,945)     (8,044,999)
  Dividends received                              1,637,021       1,550,809
  Interest paid                                     (51,267)       (140,418)
  Income taxes paid                                (480,000)              -
                                                  ---------       ---------
     NET CASH FLOWS FROM OPERATING ACTIVITIES     1,927,726         (38,633)
                                                  ---------       ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of property, equipment and
   marketable securities                          2,258,544         301,404
  Purchase of property and equipment                (58,735)       (192,877)
  Cash distribution from joint venture              100,000         300,000
  Collection on notes receivable                     85,054          89,328
                                                  ---------       ---------
     NET CASH FLOWS FROM INVESTING ACTIVITIES     2,384,863         497,855
                                                  ---------       ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings (repayments) under
   credit agreements                             (1,135,000)        420,000
  Sale of treasury shares                                 -         466,875
  Purchase of common shares                      (2,103,881)       (768,344)
  Cash dividends paid                              (678,832)       (660,971)
                                                  ---------       ---------
     NET CASH FLOWS FROM FINANCING ACTIVITIES    (3,917,713)       (542,440)
                                                  ---------       ---------
     INCREASE (DECREASE) IN CASH AND
      CASH EQUIVALENTS                              394,876         (83,218)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD  1,008,649       1,088,626
                                                  ---------       ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD        1,403,525       1,005,408
                                                  =========       =========


RECONCILIATION OF NET INCOME TO
  NET CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                     1,995,292       1,195,535
   Adjustments-
     Depreciation and amortization                  290,017         327,967
     Deferred income taxes                           36,054        (256,269)
     Equity in joint venture income and
       minority interest                            (84,524)       (333,597)
     Net gain on sale of property and
       marketable securities                     (2,185,289)       (718,760)
     (Increase) decrease in accounts
       receivable                                 1,110,452        (676,140)
     Decrease in inventories                        368,176         460,268
     Decrease in accounts payable,
       accrued expenses and other assets            397,548         (37,637)
                                                  ---------       ---------
NET CASH FLOWS FROM OPERATING ACTIVITIES        $ 1,927,726         (38,633)
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

                             PART I - FINANCIAL INFORMATION
                                       (Continued)
Item 1.  Financial Statements.

                             VULCAN INTERNATIONAL CORPORATION
                      SCHEDULE SUPPORTING NET INCOME PER COMMON SHARE
                              AND DIVIDENDS PER COMMON SHARE
                                        UNAUDITED

                                                                    EXHIBIT 1
                            Nine months ended         Three months ended
                               September 30,             September 30,
                             2001        2000          2001        2000
a) Net income             $1,995,292   1,195,535       274,589     862,774
                           =========   =========     =========   =========
b) Cash dividends on
    common shares            678,832     660,971       224,943           -
                           =========   =========     =========   =========
Weighted Average
 Shares:
c) Common shares
    issued                 1,999,512   1,999,512     1,999,512   1,999,512
d) Common
    treasury shares          870,513     895,730       882,061     901,314
                           ---------   ---------     ---------   ---------
e) Common shares
    outstanding            1,128,999   1,103,782     1,117,451   1,098,198
                           =========   =========     =========   =========
f) Net income per
    common share          $     1.77        1.08           .25         .78

g) Dividends per
    common share          $      .60         .60           .20           -



The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                        PART I - FINANCIAL INFORMATION
                                  (Continued)

Item 1.  Financial Statements.

                       VULCAN INTERNATIONAL CORPORATION
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             For the nine months ended September 30, 2001 and 2000


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

The Registrant has recorded a liability of $3,968,300 including accrued interest of $502,900 for past costs plus $1,151,600,(representing a discounted present value of $1,750,000) for estimated future costs in connection with the Site. The September 30, 2000 quarterly results were restated to recognize interest on the liability as reported in the Registrant's Form 10-K for the year ended December 31, 2000. The liability for future costs is a significant estimate of the future costs and it is subject to change as actual costs are incurred and reported by the Environmental Protection Agency.

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

                        PART I - FINANCIAL INFORMATION
                                  (Continued)

Item 1.  Financial Statements.

                        VULCAN INTERNATIONAL CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             For the nine months ended September 30, 2001 and 2000
                                  (Continued)

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

There were no securities of the Registrant sold by the Registrant during the nine months ended September 30, 2001, that were not registered under the Securities Act of 1933, in reliance upon an exemption from registration provided by Section 4(2) of the Act.

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

                        PART I - FINANCIAL INFORMATION
                                  (Continued)

Item 1.  Financial Statements.

                        VULCAN INTERNATIONAL CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             For the nine months ended September 30, 2001 and 2000
                                  (Continued)

NEW PRONOUNCEMENTS
The Financial Accounting Standards Board has issued Statement No. 141, Business Combinations, effective for combinations after June 30, 2001, Statement No. 142, Goodwill and Other Intangible Assets, effective for goodwill and other intangible assets acquired after June 30, 2001 and for other goodwill and other intangible assets effective January 1, 2002, Statement No. 143, Accounting For Asset Retirement Obligations, effective January 1, 2003, Statement No. 144, Accounting For The Impairment or Disposal of Long-Lived Assets And For Long-Lived Assets To Be Disposed Of, effective January 1, 2002. These standards are not expected to have a significant impact on the Corporation's results of operations.

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

RECLASSIFICATIONS
Certain prior period amounts have been reclassified to conform with current period presentations.

INVENTORIES
                                           SEPTEMBER 30,     DECEMBER 31,
                                               2001             2000
                                            UNAUDITED
        Inventories consisted of:
          Finished goods                      $145,260         657,693
          Work in process                      132,811          72,992
          Raw materials                        294,843         210,405
                                               -------         -------
              Total inventories               $572,914         941,090
                                               =======         =======

                        PART I - FINANCIAL INFORMATION
                                  (Continued)

Item 1.  Financial Statements.

                        VULCAN INTERNATIONAL CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             For the nine months ended September 30, 2001 and 2000
                                  (Continued)

COMPREHENSIVE INCOME
During the nine months and three months ended September 30, 2001 and 2000 total other comprehensive income (loss) was as follows:

                               Nine months ended        Three months ended
                                 September 30,             September 30,
                               2001         2000         2001        2000
 <s>                        <c>          c>           <c>            <c>
 Net income                $  1,995,292   1,195,535     274,589     862,774
 Other comprehensive
  income, net of tax:
   Unrealized gain (loss)
    on marketable
    securities              (11,749,849)  9,001,815  (5,356,728)  7,609,716
   Less: reclassification
    adjustment for gains
    included in net income     (899,173)   (352,455)    (74,854)   (352,455)
                             ----------   ---------   ---------   ---------
      Total comprehensive
      income (loss)        $(10,653,730)  9,844,895  (5,156,993)  8,120,035
                             ==========   =========   =========   =========

Accumulated comprehensive income consisted of unrealized holding gains on securities available for sale of $48,197,564 at September 30, 2001 and $60,846,586 at December 31, 2000.

INCOME TAXES
The provision for income taxes is a tax benefit for the nine months ended September 30, 2000 and for the three months ended September 30, 2001 and 2000 due primarily to the use of the dividend received deduction which had been limited in prior quarters. It is anticipated the full dividend received deduction will be utilized during 2001. The full dividend received deduction was utilized during 2000.

                        PART I - FINANCIAL INFORMATION
                                  (Continued)

Item 1.  Financial Statements.

                        VULCAN INTERNATIONAL CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

             For the nine months ended September 30, 2001 and 2000
                                  (Continued)

BUSINESS SEGMENT INFORMATION
Reportable segments for the nine months and three months ended September 30, 2001 and 2000 are as follows:

                                Nine months ended       Three months ended
                                  September 30,            September 30,
                                2001         2000        2001        2000
  NET SALES:
    Rubber and Foam Products  $4,446,327   5,289,943    1,258,621   1,645,487
    Bowling Pins               1,737,407   1,971,656      575,909     840,947
    Real Estate Operations       658,419     571,722      116,001     146,099
    Intersegment net sales      (276,003)   (376,912)     (91,400)   (176,175)
                               ---------   ---------    ---------   ---------
                               6,566,150   7,456,409    1,859,131   2,456,358

   Timber sales reported in
    gain on sale of property
    and equipment               (324,685)   (184,294)           -     (16,206)
                               ---------   ---------    ---------   ---------
       TOTAL SALES            $6,241,465   7,272,115    1,859,131   2,440,152
                               =========   =========    =========   =========
  OPERATING PROFIT (LOSS)
   FROM CONTINUING
   OPERATIONS:
    Rubber and Foam Products  $ (582,164)   (908,877)    (201,693)   (295,628)
    Bowling Pins                  64,214     304,065        8,327     116,137
    Real Estate Operations       213,609     124,776      (36,635)    (30,120)
                               ---------   ---------    ---------   ---------
       TOTAL OPERATING
        PROFIT (LOSS) FROM
        CONTINUING OPERATIONS   (304,341)   (480,036)    (230,001)   (209,611)

                        PART I - FINANCIAL INFORMATION
                                  (Continued)

Item 1.  Financial Statements.

                        VULCAN INTERNATIONAL CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

             For the nine months ended September 30, 2001 and 2000
                                  (Continued)

                                Nine months ended       Three months ended
                                  September 30,            September 30,
                                2001         2000        2001        2000

  Interest expense - net        (233,798)   (287,754)    (63,580)    (93,707)
  Other unallocated corporate
   income - net                2,971,570   1,846,743     511,524     981,151
  Income tax (provision)
   benefit                      (438,139)    116,582      56,646     184,941
                               ---------   ---------     -------   ---------
       NET INCOME             $1,995,292   1,195,535     274,589     862,774
                               =========   =========     =======   =========


REVIEW BY INDEPENDENT ACCOUNTANTS
The condensed consolidated financial statements at September 30, 2001, and for the nine-month period then ended have been reviewed, prior to filing, by the Registrant's independent accountants, J.D. Cloud & Co. L.L.P., whose report covering their review of the financial statements is included in this report.

                               INDEPENDENT ACCOUNTANT'S REPORT


To the Board of Directors
Vulcan International Corporation
Wilmington, Delaware


We have reviewed the accompanying condensed consolidated balance sheet of Vulcan International Corporation and subsidiaries as of September 30, 2001, and the related condensed consolidated statements of income for the nine-month and three-month periods ended September 30, 2001 and 2000 and the related statements of cash flows for the nine-months ended September 30, 2001 and 2000. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying condensed consolidated financial statements for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with U.S. generally accepted auditing standards, the consolidated balance sheet of Vulcan International Corporation and subsidiaries as of December 31, 2000, and the related consolidated statements of income, shareholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated February 10, 2001 and March 29, 2001, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2000, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


                                              J.D. CLOUD & CO. L.L.P.
                                              Certified Public Accountants

Cincinnati, Ohio
October 31, 2001

                         PART I - FINANCIAL INFORMATION
                                  (Continued)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


Net sales revenue from continuing operations for the nine months ended September 30, 2001, decreased $1,030,650 or 14.2% over the corresponding period in 2000. Cost of sales decreased $1,259,793 or 17.3% during the nine months ended September 30, 2001 compared to the corresponding period in 2000. Net sales revenue for the third quarter of 2000 decreased $581,021 or 23.8% and cost of sales decreased $598,260 or 24.8% compared to the corresponding quarter in 2000. These changes are due to decreased sales in the Company's Rubber and Foam and Bowling Pin segments.

General and administrative expenses increased $232,259 or 18.9% in the nine months ended September 30, 2001, as compared to the corresponding period in 2000. General and administrative expenses for the third quarter of 2001 increased $61,453 or 14.6% compared to the corresponding quarter in 2000. These increases are primarily due to increased professional fees relating to environmental matters.

Interest expense decreased $53,956 for the nine months ended September 30, 2001. Interest expense for the three month period ended September 30, 2001 decreased $30,127. These decreases were due to decreased borrowings under the Company's line of credit agreement.

Gains on the sale of property, equipment and marketable securities were $2,185,289 for the nine months ended September 30, 2001, as compared to $718,760 for the corresponding period in 2000. Gains in 2001 were primarily the result of the sale of marketable securities and timber.
Gains in 2000 were the result of the sales of marketable securities, timber and equipment from the Company's rubber plant in Clarksville, Tennessee.

The Company has a 50% interest in a joint venture, Vulcan Brunswick Bowling Pin Company (VBBPC) which manufactures bowling pins in Antigo, Wisconsin, for Brunswick and the Company. The Company received cash distributions of $100,000 from VBBPC during the first nine months of 2001. The Company's interest in VBBPC is included in other assets at September 30, 2001.

For the period May 1, 2001 through December 31, 2001, Vulcan will bear the economic risk of the joint venture and thus any profit or loss resulting from operations during this period shall be allocated to Vulcan.

                        PART I - FINANCIAL INFORMATION
                                 (Continued)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. (Continued)

Summarized income statement information for VBBPC consists of the following:

                          Nine Months Ended          Three Months ended
                            September 30,               September 30,
                         2001          2000          2001         2000

Net sales             $2,935,079     6,344,149      503,741     2,048,001
Costs and expenses     2,767,348     5,675,261      503,741     1,846,138
                       ---------     ---------      -------     ---------
Net income            $  167,731       668,888            -       201,863
                       =========     =========      =======     =========
Company's 50% equity
 in net income        $   83,865       334,444            -       100,932
                       =========     =========      =======     =========


LIQUIDITY AND CAPITAL RESOURCES

The Company's cash requirements during the third quarter of 2000 were funded in part through earnings and noncash charges such as depreciation and amortization and from the sale of timber, equipment and marketable securities. The cash from these transactions was primarily used in operations. The Company expects to continue, when necessary, to use short-term borrowings to meet cash requirements not fully provided by earnings, depreciation and amortization. During the nine months ended September 30, 2001, 54,305 shares of treasury stock were acquired for $2,103,881. There were approximately $101,000 of commitments for capital expenditures as of September 30, 2001.


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

The Registrant has recorded a liability of $3,968,300 including accrued interest of $502,900 for past costs plus $1,151,600,(representing a discounted present value of $1,750,000) for estimated future costs in connection with the Site. The September 30, 2000 quarterly results were restated to recognize interest on the liability as reported in the Registrant's Form 10-K for the year ended December 31, 2000. The liability for future costs is a significant estimate of the future costs and it is subject to change as actual costs are incurred and reported by the Environmental Protection Agency.

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

                         PART II - OTHER INFORMATION

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



Item 6.  Exhibits and Reports on Form 8-K.

     a.     Exhibits

             None


     b. The Company was not required to file Form 8-K for the quarter ended September 30, 2001.

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


November 9, 2001                       By: /s/Benjamin Gettler
--------------------                      --------------------------------
Date                                      Chairman of the Board, President
                                          and Chief Executive Officer


November 9, 2001                       By: /s/Vernon E. Bachman
--------------------                      -----------------------------------
Date                                      Vice President, Secretary-Treasurer
                                          and Principal Accounting Officer