Form 10-K
period 2001-12-31
VULCAN INTERNATIONAL CORP
filed 2002-03-29
CIK 848446

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.   20549

                                FORM 10-K

   (Mark One)

     [ X ]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934       [FEE REQUIRED]
              For the fiscal year ended December 31, 2001

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


As of January 31, 2002, 1,101,605 common shares were outstanding, and the aggregate market value of the common shares (based upon the closing price of these shares on the American Stock Exchange) of Vulcan International Corporation held by nonaffiliates was approximately $43,788,799.

                       DOCUMENTS INCORPORATED BY REFERENCE

Documents Incorporated by Reference              Applicable Part of Form 10-K
-----------------------------------              ----------------------------

Annual Report to Shareholders for the
Year Ended December 31, 2001                            Part I and II

Proxy Statement Dated April 9, 2002 Furnished
to Shareholders in Connection with Registrant's
Annual Meeting of Shareholders                          Part I and III

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

(b)  Financial Information About Industry Segments-

The sales, operating profit and identifiable assets attributable to each of the Registrant's industry segments for the three years ended December 31, 2001, are set forth in Note 12 of the Notes to Consolidated Financial Statements included under Part IV, Item 14(a)1 of this Form 10-K.

(c)  Narrative Description of Business-


RUBBER AND PLASTICS:

RUBBER AND FOAM PRODUCTS-

Vulcan manufactures rubber and foam products in a 272,000 sq. ft. building located in Clarksville, Tennessee. Approximately 50% of sales of those products in 2001 were for use by shoe manufacturers in the United States. The Company is concentrating on the manufacture of rubber sheet stock and custom-mix materials for those manufacturers. The majority of the non-footwear sales of products manufactured in Clarksville were for use as sports flooring and automobile mats. The Rubber Division also manufactures high-density foam products for sale to manufacturers for diverse uses.

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

No major expenditures for pollution controls are anticipated in 2002. Expenditures thereafter should not be in excess of 5% of normal capital expenditures in any one year. This rate of expenditure should not have a significant effect on either the earnings or the competitive position of the Registrant or any of its subsidiaries. See Item 3 - Legal Proceedings.

                                 PART I
                              (Continued)


Item 1.  Business.  (Continued)

The Company has commitments for capital expenditures of approximately $142,820 at December 31, 2001.

The Company had 73 employees at December 31, 2001.

(d)  Financial Information About Foreign and Domestic Operations and Export
      Sales

The Registrant's entire operations are within the United States. Export sales of all products are handled by ACI International, Inc., a domestic international sales corporation (DISC) which during 2001, had sales of $376,000; net income of $48,000; and assets of $1,091,000.


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

                                 PART I
                              (Continued)


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

On March 1, 1990 the United States of America filed a Complaint against the Company and others in the United States District Court for the District of Massachusetts claiming that the Company was a potentially responsible party with respect to the Re-Solve Superfund Site in North Dartmouth, Massachusetts seeking to recover response costs incurred and to be incurred in the future in connection with this Site.

Although the Company had engaged counsel to represent it in that action, the Company was first informed on March 28, 2001 that the Court had entered, pursuant to prior rulings, an unopposed "Final Judgment" against the Company on September 22, 1999. The "Final Judgment" awarded damages against the Company in favor of the United States in the amount of $3,465,438, plus interest, for unreimbursed response costs, plus any additional past unreimbursed response costs, interest and certain future costs the United States incurs at the Site. The United States filed a notice of lien in certain jurisdictions on real property of the Company and its subsidiary Vulcan Corporation in the dollar amount of the judgment, plus interest.

The Company had restated its 1999 financial statements to record an estimated liability and decrease 1999 net income by $2,981,000, net of $1,734,000 tax, for the judgment, accrued interest for past costs and a discounted present value for estimated future costs in connection with the site. This estimated liability was calculated based on the "Final Judgment" and using other information provided by the U.S. EPA. The Company expensed $151,000 and $140,000 after tax, for the years ended December 31, 2001 and 2000, respectively for accrued interest and amortization of estimated future costs related to this matter.

The Company is presently continuing an investigation into this matter and intends to vigorously pursue all available legal remedies to set aside all orders and liens relating to the asserted liability and to defend itself against the underlying allegations. Counsel for the Company is also vigorously pursuing settlement negotiations with Counsel for the United States.

There may be other potential clean-up liability at other sites of which the Company has no specific knowledge.

                                 PART I
                              (Continued)


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

The Company appealed a real estate tax assessment from 1999 that had increased the annual real estate tax by approximately $96,000. The local school board has appealed the revision and reduced its initial appraised value of the property. During 2001, the Company received a $96,000 refund of the additional tax paid in 1999. The Company has recorded a liability of approximately $119,000 related to this issue based on the revised value asserted by the local school board. If the Company is successful, this liability will be recognized as income.

The Company and its subsidiaries are involved in other litigation matters and claims which are normal in the course of operations. Management believes that the resolution of these matters will not have a material impact on the Company's business or financial condition.



Item 4.  Submission of Matters to a Vote of Security Holders.

There were no matters submitted to a vote of security holders through the solicitation of proxies or otherwise during the fourth quarter of the year ended December 31, 2001, that require disclosure under this item.



                               Part II

Item 5.  Market for Registrant's Common Equity and Related Stockholder
          Matters.

The common stock of Vulcan International Corporation is listed and traded on the American Stock Exchange. There were approximately 433 shareholders of record excluding individual participants in securities positions as of December 31, 2001. The high and low sales price and the dividends paid for each quarterly period within the two most recent years were as follows:

                                 PART I
                              (Continued)

                          2001                          2000
   QUARTER      HIGH      LOW     DIVIDEND     HIGH     LOW     DIVIDEND
   -------      ----      ---     --------     ----     ---     --------

    First     42.7500    34.2500    $.20     33.1250    30.8750    $.20
    Second    40.5000    38.0000    $.20     33.8750    32.8125    $.20
    Third     40.0000    38.7500    $.20     34.2500    32.8750    $.20
    Fourth    40.2500    37.2400    $.20     34.5000    33.3750    $.20


Item 6.  Selected Financial Data.

The information required by this item is set forth below:

                       2001        2000       1999(1)      1998        1997
                      ------      ------      ------      ------      ------
Net revenues -
 continuing
 operations        $10,660,422  11,246,242  10,919,627  10,582,060 11,373,204
Income (loss)from
 continuing
 operations before
 taxes               3,615,612   1,874,729  (2,718,674)  1,664,416  1,971,419
Income tax
 (benefit)             719,414     113,165  (1,317,658)    279,537    352,970
Net income (loss)
 from continuing
 operations          2,896,198   1,761,564  (1,401,016)  1,384,879  1,618,449
Income (loss) from
 disposed operations,
 net of tax                  -           -     (63,056)     69,637    167,356
Gain on sale of
 disposed operations,
 net of tax                  -           -     988,845           -          -
                    ----------  ----------  ----------  ---------- ----------
Net income (loss)    2,896,198   1,761,564    (475,227)  1,454,516  1,785,805
                    ==========  ==========  ==========  ========== ==========



                                 PART I
                              (Continued)


                       2001        2000       1999(1)      1998        1997
                      ------      ------      ------      ------      ------
Income (loss) per
 common share:
Continuing
 operations               2.59        1.59       (1.25)       1.17       1.30
Discontinued
 operations                  -           -       (0.06)       0.06       0.14
Gain on disposal
 of discontinued
 operations                  -           -        0.88           -          -
                          ----        ----        ----        ----       ----
Net income (loss)         2.59        1.59       (0.43)       1.23       1.44
                          ====        ====        ====        ====       ====
Property, plant
 and equipment (net) 2,117,476   2,369,216   2,618,649   2,798,825  2,498,771
Depreciation           381,079     447,401     488,591     513,045    594,138
Current assets      44,333,695  55,493,494  53,278,872  53,506,019 38,900,356
Ratio current
 assets to current
 liabilities         2.60 to 1   2.54 to 1   2.48 to 1   2.99 to 1  3.38 to 1

Total assets        89,097,487 111,143,958  89,536,796  95,011,738 82,415,593

Long-term debt               -           -           -           -          -
Accumulated other
 comprehensive
 income             46,599,325  60,846,586  47,852,421  52,506,224 43,211,515
Total share-
 holders' equity    59,220,189  72,959,140  58,137,015  65,295,924 58,494,990
Dividends per
 common share              .80         .80         .80         .80        .80
Book value per
 common share            53.75       64.03       52.54       57.46      48.05

(1) Results are reported as restated for the effect of an environmental liability. The effect was to reduce 1999 income from continuing operations before tax $4,715,458 and net income $2,980,947 net of tax of $1,734,511.



Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The information required by this item is incorporated by reference to the 2001 Annual Report to Shareholders.

                                PART II
                              (Continued)

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

The Company's market risk primarily is represented by the risk of changes in the value of marketable equity securities caused by fluctuations in equity prices. Marketable securities, at December 31, 2001, are recorded at a fair value of approximately $77,022,000, including net unrealized gains of $70,605,000. Marketable securities have exposure to price risk. The Company's available for sale marketable securities, at fair value, are invested as follows; 66% in two financial institutions, 33% in ten communications companies and 1% in other industries. The estimated potential loss in fair value resulting from a hypothetical 10% decrease in prices quoted by the stock exchange is approximately $7,702,200.


Item 8.  Financial Statements and Supplementary Data.

The consolidated financial statements required by this item are included under Part IV, Item 14(a)1 of this Form 10-K.

Other information required by this item is set forth below:

                                          2001
                      First      Second       Third      Fourth
                     Quarter     Quarter     Quarter     Quarter     Total
                     -------     -------     -------     -------     -----
Total revenues     $2,726,171   2,740,765   2,411,550  2,781,936  10,660,422
Gross profit
 (loss)               (62,787)    237,548      44,538      9,740     229,039
Net income            699,137   1,021,566     274,589    900,906   2,896,198

Net income per
 share                   0.62        0.90        0.25       0.82        2.59

                                          2000
                      First      Second       Third      Fourth
                     Quarter     Quarter     Quarter     Quarter       Total
                     -------     -------     -------     -------       -----
Total revenues     $3,035,723   2,832,089   2,955,112  2,423,318  11,246,242
Gross profit
 (loss)                (7,295)    (29,818)     27,299   (214,857)   (224,671)

Net income            169,266     163,495     862,774    566,029   1,761,564

Net income per
 share                   0.15        0.15        0.78       0.51        1.59

                                PART II
                              (Continued)


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.



                                  PART III

Item 10.  Directors and Executive Officers of the Registrant.

(a)  Identification of Directors-

The information required by this item is incorporated herein by reference to the Registrant's Proxy Statement dated April 9, 2002, in connection with its Annual Meeting to be held May 9, 2002.

(b)  Identification of Executive Officers-

     NAME                        AGE          POSITION AND TIME IN OFFICE

     Benjamin Gettler             76          President since November 1988;
                                              Chairman of The Board since
                                              June 1990; Director since 1960.

     Vernon E. Bachman            64          Vice President and Treasurer
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


Item 11.  Executive Compensation.

The information required by this Item is incorporated herein by reference to the Registrant's proxy statement dated April 9, 2002, in connection with its annual meeting to be held May 9, 2002.

                               PART III
                              (Continued)


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

Other information required by this item is incorporated herein by reference to the Registrant's proxy statement dated April 9, 2002, in connection with its annual meeting to be held May 9, 2002.


Item 13.  Certain Relationships and Related Transactions.

There were no significant items to report under this caption other than those reported in the Registrant's Proxy Statement dated April 9, 2002, in connection with its Annual Meeting to be held May 9, 2002, which is incorporated herein by reference.

                                 PART IV


Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)      1.    Financial Statements.

               The following Consolidated Financial Statements of Vulcan International Corporation and subsidiaries are included under this item (see attached shareholders report and proxy statement):
                                                                      Page

                   Independent Auditors' Report.                       20

                   Consolidated Balance Sheets at December 31,
                    2001, and 2000.                                   21-22

                   Consolidated Statements of Income for Each
                    of the Three Years in the Period Ended
                    December 31, 2001.                                 23

                   Consolidated Statements of Shareholders'
                    Equity for Each of the Three Years in the
                    Period Ended December 31, 2001.                   24-25

                   Consolidated Statements of Cash Flows for
                    Each of the Three Years in the Period
                    Ended December 31, 2001.                          26-27

                   Notes to the Consolidated Financial
                    Statements for the Three Years Ended
                    December 31, 2001.                                28-45

         2.    Financial Statement Schedule.

                   Independent Auditors' Report on Schedule.           67

                   Schedule II - Valuation and Qualifying Accounts.    68


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

                                    PART IV
                                  (Continued)

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K. (Continued)

         3.    Financial Statements.

               The following financial statements of Vulcan International Corporation's 50% owned Joint Venture, Vulcan-Brunswick Bowling Pin Company, are included under this item:


                                                                         Page

                  Independent Auditors' Report                            70
                  Balance Sheets at December 31, 2001 and 2000            71
                  Statements of Income for the years ended
                   December 31, 2001 and 2000                             72
                  Statements of Partners' Capital for the years
                   ended December 31, 2001 and 2000                       73
                  Statements of Cash Flows for the years ended
                   December 31, 2001 and 2000                             74
                  Notes to the financial statements for the years
                   ended December 31, 2001 and 2000                     75-79

         4.    Exhibits.

                 3.    Registrant's Articles of Incorporation and
                        By-Laws are incorporated herein by reference.
                11.    Statement regarding computation of per share
                        earnings is incorporated herein by reference
                        to Registrant's 2001 Annual Report to
                        Shareholders                                      48
                13.    Registrant's 2001 Annual Report to Shareholders
                        is incorporated herein by reference.            13-49
                20.    Proxy Statement dated April 9, 2002, is
                        incorporated herein by reference.               50-65
                21.    Subsidiaries of the Registrant.                    66
               99.1    Independent Auditors' Report on Schedule           67
               99.2    Valuation and Qualifying accounts                  68
               99.3    Vulcan-Brunswick Bowling Pin Company financial
                        statements                                      69-79

(b)      Reports on Form 8-K.

         There were no reports on Form 8-K for the three months ended December 31, 2001.

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

                                                 Vernon E. Bachman
                                                Secretary/Treasurer

TO OUR SHAREHOLDERS:


During the Year 2001, the Company's net income after taxes increased to $2,896,198 from $1,761,564 in the Year 2000. Of those amounts, $1,940,664 resulted from a net gain after tax on sale of property, equipment, and investments in 2001 compared to a net gain after tax of $884,013 in the Year 2000. A substantial part of the gains was due to the Company's decision in the Year 2000, to reduce gradually its holdings of non-dividend-paying securities. Income before gain on sale of assets and before income tax was $1,192,889 in the Year 2001 compared to $933,926 the previous year.

The Company's plans to expand its real estate operations by the acquisition of one or more additional office buildings in the Cincinnati area has been delayed due to circumstances which arose during the year 2001 both locally and nationally. The local uncertainty, has been caused by the racial unrest in Cincinnati following the April, 2001 riots, while the national uncertainty has, obviously, been caused by the tragic events of September 11, 2001. It is our view that it will take a period of time for those uncertainties to be sufficiently dissipated in order to present a clearer view of values in the Cincinnati real estate market.

In its Clarksville rubber operation, the Company continued its emphasis on the development and sale of foam products. As a result, foam sales increased 49% in 2001. That increase was not sufficient, however, to overcome the decline in the sale of other rubber products with the result that total Clarksville sales fell by 10.5%. The change in product mix did, however, cause a 31% reduction in the operating loss at Clarksville. This reduction encourages us to believe that we are heading in the right direction. We are grateful for the understanding of our Clarksville employees who agreed through their union, United Steel Workers of America, District 9, to extend the current collective bargaining agreement to October 28, 2005.





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


                             RUBBER AND FOAM PRODUCTS

Vulcan manufactures rubber and foam products in a 272,000 sq. ft. building located in Clarksville, Tennessee. Approximately 50% of sales of products manufactured in Clarksville in 2001 were for use by shoe manufacturers in the United States. The majority of such sales were non-cured custom-mixed materials for use in military footwear. Non-footwear products manufactured in Clarksville were primarily for use by various prime manufacturers, including sports flooring, automobile mats, novelty items, recreational land and water vehicles and foam and custom-mix rubber for various non-footwear manufacturers.


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


                            REAL ESTATE OPERATIONS

The Company's wholly owned subsidiary, Vulcan Blanchester Realty Company owns a majority interest in the upper seven floors of the ten-story Cincinnati Club Building in downtown Cincinnati, Ohio, and manages that space. These floors contain approximately 56,000 square feet of finished office space and approximately 32,000 square feet of unfinished and common area space. Vulcan occupies a substantial portion of the tenth floor of the building. The first three floors consist of public rooms owned by a company which uses the space for public functions and a catering service. There is direct access into the building from an eight-story parking garage immediately adjacent to the Cincinnati Club Building owned and operated by the City of Cincinnati. A picture of the building appears below. In addition, the Company owns approximately 14,000 acres of undeveloped land in the Upper Peninsula of Michigan. Timber is harvested from that land and sold both in domestic and foreign markets.

                    MANAGEMENT ANALYSIS OF RECENT YEARS

2001 COMPARED TO 2000
---------------------
Sales of the Rubber Division decreased from $6,844,877 in 2000 to $6,129,434 in 2001. The decreased sales in low margin custom mix and flooring was offset by the increase in foam product sales. As a result the operating loss (before taxes) decreased from $1,292,120 in 2000 to $892,131 in 2001.

Sales of the Bowling Pin Division increased from $1,716,428 in 2000 to $1,783,318 in 2001. The operating profit of the division decreased from $286,521 in 2000 to $140,009 in 2001. The decreased production of the Joint Venture, which manufactures bowling pins, resulted in lower profit for the year and was largely responsible for the decreased operating profit.

Operating profit (before taxes) in the real estate operations increased from $287,927 in 2000 to $516,824 in 2001. The increase in profit reflects an adjustment of the real estate appraisal which is being appealed through the legal processes.

Net gains on the disposal of assets were $2,011,978 in 2001 compared to $607,284 in 2000. In both years the gains were mainly from the sale of marketable securities and net gains from call option contracts. Dividends and interest (before tax) were $2,287,609 in 2001 compared to $2,180,836 in 2000.


2000 COMPARED TO 1999
---------------------
Sales in the Rubber Division decreased from $6,880,103 in 1999 to $6,844,877 in 2000. The increased sales in custom mix which is a low margin item and foam products was offset by the decrease in flooring sales. As a result, the operating loss (before taxes) increased from $1,179,291 in 1999 to $1,292,120 in 2000.

Sales of the Bowling Pin Division increased from $1,686,027 in 1999 to $1,716,428 in 2000. The operating profit of the division decreased from $733,963 in 1999 to $286,521 in 2000 due to an increase in the production cost of bowling pins. In 1999 cash distributions in excess of basis was included in the division operating profit in the amount of $410,123.

Operating profit (before taxes) in the real estate operations decreased from $321,011 in 1999 to $287,927 in 2000 due to the write-off of the unamortized portion of tenant improvements of a tenant whose lease expired on December 31, 2000.

Net gains on the disposal of equipment and investments were $607,284 in 2000 compared to $89,429 in 1999. In both years, the gains were mainly from the sale of marketable securities as the result of a decision to reduce gradually the Company's holdings of non-dividend paying securities. Dividends and interest (before tax) were $2,180,839 compared to $1,907,509 in 1999.

                      MANAGEMENT ANALYSIS OF RECENT YEARS
                                 (Continued)


1999 COMPARED TO 1998
---------------------
In the Rubber Division, the Company increased its sales of low margin custom mix rubber and continued its research and development efforts to develop and market additional higher margin foam products. As a result, sales of rubber and foam products increased from $6,113,730 in 1998 to $6,880,103 in 1999 while operating loss (before taxes) increased from $960,571 in 1998 to $1,179,291 in 1999.

Changes in bowling pin manufacturing resulted in substantially reduced costs which were largely responsible for operating profit (before taxes) from the bowling pin segment increasing from $215,079 in 1998 to $733,963 in 1999. In 1999 past distributions in excess of basis was included in the division operating profit in the amount of $410,123.

Operating profit (before taxes) in the real estate operations segment fell from $403,522 to $321,011, primarily as the result of a huge increase in real estate taxes. The increase is being appealed through appropriate legal processes.

Net gains on the disposal of equipment and investments were $89,429 in 1999 compared to $408,866 in 1998. In 1999, the gains were mainly from the sale of marketable securities. In 1998, the gains were mainly from the sale of excess equipment from the Clarksville, Tennessee plant. Dividends and interest (before tax) were $1,907,509 compared to $1,828,520 in 1998.

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

The Company restated the 1999 financial statements to recognize a liability and expense, net of tax, of $2,980,947 for environmental costs resulting from a Federal Court judgment which the Company is contesting.

           FINANCIAL POSITION, LIQUIDITY AND CAPITAL COMMITMENTS


The Company's cash requirements in 2001 were funded by its cash flow and short term borrowing. The working capital decreased $6,361,129 during the current year. The decreased working capital was mainly a result of the decreased value of marketable securities and a decrease in short term borrowing. Capital expenditures were $139,259 compared to total depreciation and amortization of $383,260.

                                COMMON STOCK PRICES
                          2001                          2000
                --------------------------------------------------------
   QUARTER      HIGH      LOW     DIVIDEND     HIGH     LOW     DIVIDEND
   -------      ----      ---     --------     ----     ---     --------

    First      42.7500   34.2500     .20     33.1250   30.8750     .20
    Second     40.5000   38.0000     .20     33.8750   32.8125     .20
    Third      40.0000   38.7500     .20     34.2500   32.8750     .20
    Fourth     40.2500   37.2400     .20     34.5000   33.3750     .20


The common stock of Vulcan International Corporation is listed on the American Stock Exchange. The high and low sale prices and the dividends paid for each quarterly period within the two most recent years were as shown.



                                  FORM 10-K

A copy of the 2001 Vulcan International Corporation 10-K report filed with the Securities and Exchange Commission will be furnished without charge upon request by a shareholder or beneficial owner as of the record date, March 29, 2002, of securities entitled to vote at the annual meeting of shareholders. Requests should be addressed to:


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

                     For the year ended December 31, 2001







                                                  J.D. CLOUD & CO. L.L.P.
                                               CERTIFIED PUBLIC ACCOUNTANTS
                                                    CINCINNATI, OHIO

                      INDEPENDENT AUDITORS' REPORT


To the Board of Directors
Vulcan International Corporation
Wilmington, Delaware

We have audited the accompanying consolidated balance sheets of Vulcan International Corporation (a Delaware Corporation) and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Vulcan International Corporation and subsidiaries at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with U.S. generally accepted accounting principles.


                                          /s/ J.D. CLOUD & CO. L.L.P.
                                          -------------------------------
                                          Certified Public Accountants


Cincinnati, Ohio
February 14, 2002

              VULCAN INTERNATIONAL CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                       At December 31, 2001 and 2000

     -ASSETS-                                      2001        2000
CURRENT ASSETS:
   Cash                                        $ 2,493,733    1,008,649
   Marketable securities                        39,981,369   50,383,925
   Accounts receivable (less-allowance
     for doubtful accounts-$91,367
     in 2001; $152,974 in 2000)                  1,428,693    3,072,529
   Inventories                                     356,290      941,090
   Prepaid expense                                  14,384       16,221
   Refundable federal income tax                    59,226       71,080
                                                ----------  -----------
     TOTAL CURRENT ASSETS                       44,333,695   55,493,494
                                                ----------  -----------
 PROPERTY, PLANT AND EQUIPMENT:
   Land                                             88,581       88,581
   Timberlands and timber cutting rights           700,393      700,393
   Buildings and improvements                    4,225,627    4,205,851
   Machinery and equipment                       6,674,350    6,720,810
                                                ----------  -----------
     Total                                      11,688,951   11,715,635
   Less-Accumulated depreciation
    and depletion                                9,571,475    9,346,419
                                                ----------  -----------
     PROPERTY, PLANT AND EQUIPMENT-NET           2,117,476    2,369,216
                                                ----------  -----------
MODELS AND PATTERNS-at nominal value                     1            1
                                                ----------  -----------
INVESTMENT IN JOINT VENTURE                         69,010       70,528
                                                ----------  -----------
DEFERRED CHARGES AND OTHER ASSETS:
   Marketable securities                        37,040,858   48,153,115
   Note receivable                                 220,248      342,185
   Other                                         5,316,199    4,715,419
                                                ----------  -----------
     TOTAL DEFERRED CHARGES AND
       OTHER ASSETS                             42,577,305   53,210,719
                                               -----------  -----------
          TOTAL ASSETS                         $89,097,487  111,143,958
                                                ==========  ===========






     -LIABILITIES AND SHAREHOLDERS' EQUITY-          2001         2000

CURRENT LIABILITIES:
   Notes payable - bank                        $         -     1,700,000
   Accounts payable-
     Trade                                         872,717       604,552
     Other                                           4,696        26,616
   Accrued salaries, wages and commissions         120,261       124,086
   Accrued other expenses                        5,554,500     5,282,172
   Deferred income tax                          10,480,454    14,093,872
                                                ----------   -----------
     TOTAL CURRENT LIABILITIES                  17,032,628    21,831,298
                                                ----------   -----------
OTHER LIABILITIES:
   Deferred income tax                          12,791,949    16,309,169
   Other                                            37,470        33,285
                                                ----------   -----------
     TOTAL OTHER LIABILITIES                    12,829,419    16,342,454
                                                ----------   -----------

COMMITMENTS AND CONTINGENCIES (Notes 9)                  -             -

MINORITY INTEREST IN PARTNERSHIP                    15,251        11,066
                                                ----------   -----------
SHAREHOLDERS' EQUITY:
   Common stock-no par value;
     Authorized 2,000,000 shares; issued
     1,999,512 shares                              249,939       249,939
   Additional paid-in capital                    8,191,065     7,745,102
   Retained earnings                            26,562,597    24,565,375
   Accumulated other comprehensive income       46,599,325    60,846,586
                                                ----------   -----------
                                                81,602,926    93,407,002
     Less-Common stock in treasury-at cost,
        897,793 shares in 2001;
        859,988 shares in 2000                  22,382,737    20,447,862
                                                ----------   -----------
     TOTAL SHAREHOLDERS' EQUITY                 59,220,189    72,959,140
                                                ----------   -----------
          TOTAL LIABILITIES AND
             SHAREHOLDERS' EQUITY              $89,097,487   111,143,958
                                               ===========   ===========

The accompanying notes to consolidated financial statements are an integral part of these statements.

                 VULCAN INTERNATIONAL CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF INCOME
                        Three years ended December 31, 2001

                                          2001          2000          1999
REVENUES:
   Net sales                         $ 8,372,813     9,065,403     9,012,118
   Dividends and interest              2,287,609     2,180,839     1,907,509
                                      ----------    ----------    ----------
     TOTAL REVENUES                   10,660,422    11,246,242    10,919,627
                                      ----------    ----------    ----------
COST AND EXPENSES:
   Cost of sales                       7,956,079     9,290,074     9,251,832
   General and administrative          1,053,077     1,127,114       801,897
   Environmental remediation costs       297,374        21,196     4,579,483
   Interest expense                      255,298       362,323       289,318
                                      ----------    ----------    ----------
     TOTAL COST AND EXPENSES           9,561,828    10,800,707    14,922,530
                                      ----------    ----------    ----------
EQUITY IN JOINT VENTURE INCOME
   AND MINORITY INTEREST, NET             94,295       488,391       836,756
                                      ----------    ----------    ----------
     INCOME (LOSS) BEFORE GAIN
       ON DISPOSAL OF ASSETS           1,192,889       933,926    (3,166,147)

NET GAIN ON SALE OF PROPERTY,
   EQUIPMENT AND INVESTMENTS           2,422,723       940,803       447,473
                                      ----------    ----------    ----------
     INCOME (LOSS) FROM CONTINUING
       OPERATIONS BEFORE INCOME TAXES  3,615,612     1,874,729    (2,718,674)

INCOME TAX PROVISION (BENEFIT)           719,414       113 165    (1,317,658)
                                      ----------    ----------    ----------
     INCOME (LOSS) FROM
       CONTINUING OPERATIONS           2,896,198     1,761,564    (1,401,016)

DISCONTINUED OPERATIONS:
   Gain on sale of division assets,
    net of income tax                          -             -       988,845
   Income (loss) from operations,
    net of income tax                          -             -       (63,056)
                                      ----------    ----------    ----------
     NET INCOME (LOSS)               $ 2,896,198     1,791,564      (475,227)
                                      ==========    ==========    ==========
Income (Loss) Per Common Share:
   Continuing operations             $      2.59          1.59         (1.25)
   Discontinued operations                     -             -         (0.06)
   Gain on disposal of
    discontinued operations                    -             -          0.88
                                      ----------    ----------    ----------
     Net Income (Loss)per Common
      Share Outstanding              $      2.59          1.59         (0.43)
                                      ==========    ==========    ==========

The accompanying notes to consolidated financial statements are an integral part of these statements.

                 VULCAN INTERNATIONAL CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                        Three years ended December 31, 2001

                                                                 Accumulated
                                         Additional                 Other
                                 Common    Paid-In    Retained  Comprehensive
                                 Stock     Capital    Earnings      Income
                                 ------  ----------   --------  -------------
Balance at January 1, 1999    $249,939   5,626,843   25,054,570   52,506,224

Add-Sale of treasury shares                519,855

Deduct-Net loss for the year                            475,227
        Dividends declared-
        $.80 per share                                  884,955
        Net unrealized loss on
         available-for-sale
         securities (net of tax
         benefit of $2,367,157)                                    4,595,070
        Reclassification
         adjustment for gains
         included in net income
         (net of tax of $30,257)                                      58,733
       Purchase of treasury
        shares
                               -------   ---------   ----------   ----------
Balance at December 31, 1999   249,939   6,146,698   23,694,388   47,852,421

Add-Net income for the year                           1,761,564
    Net unrealized gain on
     available-for-sale
     securities (net of taxes
     of $6,864,059)                                               13,324,327
    Sale of treasury shares              1,598,404

Deduct-Dividends declared-
       $.80 per share                                   890,577
       Reclassification
        adjustment for gains
        included in net income
        (net of tax of
        $170,084)                                                    330,162
       Purchase of treasury
        shares
                               -------   ---------   ----------   ----------
Balance at December 31, 2000   249,939   7,745,102   24,565,375   60,846,586


Add-Net income for the year                           2,896,198
     Net unrealized loss on
      available-for-sale
      securities (net of tax
      benefit of $6,832,881)                                     (13,261,183)
     Sale of treasury shares               445,963

Deduct-Dividends declared-
       $.80 per share                                   898,976
       Reclassification adjustment
        for gains included in net
        income (net of tax of
        $507,980)                                                    986,078
       Purchase of treasury
        shares
                               -------   ---------   ----------   ----------
Balance at December 31, 2001  $249,939   8,191,065   26,562,597   46,599,325
                               =======   =========   ==========   ==========



                                               Common
                                            Treasury Shares         Total
                            Comprehensive  -------------------  Shareholders'
                             Income (Loss)   Shares     Amount     Equity
                            -------------- --------------------  ------------
Balance at January 1, 1999                  863,177   18,141,652   65,295,924
Add- Sale of treasury shares                (22,799)    (111,393)     631,248

Deduct-Net loss for the year     475,227                              475,227
       Dividends declared-
       $.80 per share                                                 884,955
       Net unrealized loss
        on available-for-sale
        securities (net of tax
        benefit of $2,367,157) 4,595,070                            4,595,070
       Reclassification
        adjustment for gains
        included in net income
        (net of tax of $30,257)   58,733                               58,733
       Purchase of treasury
        shares                               52,529    1,776,172    1,776,172
                              ----------    -------   ----------   ----------
Balance at December 31, 1999  (5,129,030)   892,907   19,806,431   58,137,015
                              ==========

Add-Net income for the year    1,761,564                            1,761,564
    Net unrealized gain on
     available-for-sale
     securities (net of
     taxes of $6,864,059)     13,324,327                           13,324,327
    Sale of treasury shares                 (65,000)    (418,471)   2,016,875

Deduct-Dividends declared-
       $.80 per share                                                 890,577
       Reclassification
        adjustment for gains
        included in net
        income (net of tax
        of $170,084)             330,162                              330,162
       Purchase of treasury
        shares                               32,081    1,059,902    1,059,902
                              ----------    -------   ----------   ----------
Balance at December 31, 2000  14,755,729    859,988   20,447,862   72,959,140
                              ==========

Add-Net income for the year    2,896,198                            2,896,198
    Net unrealized loss on
     available-for-sale
     securities (net of
     tax benefit of
     $6,832,881)             (13,261,183)                         (13,261,183)
    Sale of treasury shares                 (16,500)    (169,006)     614,969


Deduct-Dividends declared-
       $.80 per share                                                 898,976
       Reclassification
        adjustment for gains
        included in net income
        (net of tax of $507,980) 986,078                              986,078
       Purchase of treasury
        shares                               54,305    2,103,881    2,103,881
                              ----------    -------   ----------   ----------
Balance at December 31, 2001 (11,351,063)   897,793   22,382,737   59,220,189
                              ==========    =======   ==========   ==========

The accompanying notes to consolidated financial statements are an integral part of these statements.

                 VULCAN INTERNATIONAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                       Three years ended December 31, 2001

                                           2001         2000         1999
CASH FLOWS FROM OPERATING ACTIVITIES:
 Cash received from customers          $  8,450,305    8,774,935   9,697,767
 Cash paid to suppliers and employees    (8,621,019) (10,545,516) (11,713,251)
 Dividends and interest received          2,287,609    2,180,839   1,909,882
 Interest paid                              (55,184)    (169,144)   (154,515)
 Income taxes paid                         (486,083)    (104,775)   (257,867)
                                         ----------   ----------  ----------
      NET CASH FLOWS FROM
       OPERATING ACTIVITIES               1,575,628      136,339    (517,984)
                                         ----------   ----------  ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Proceeds from sale of property and
  equipment                                 513,245      335,173   1,080,719
 Proceeds from sale of marketable
  securities                              1,896,981      811,106      92,716
 Purchase of marketable securities             (152)     (69,838)          -
 Purchase of property, plant and
  equipment                                (139,259)    (224,878)   (378,530)
 Cash distribution from joint venture       100,000      418,000     900,000
 Collection on notes receivable             114,279      107,725      25,928
                                         ----------   ----------  ----------
      NET CASH FLOWS FROM
       INVESTING ACTIVITIES               2,485,094    1,377,288   1,720,833
                                         ----------   ----------  ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Borrowings under credit agreements         565,000    1,085,000   5,486,319
 Principal payments under credit
  agreements                             (2,265,000)  (1,195,000) (4,846,319)
 Proceeds from sale of treasury shares    2,127,220      466,875     631,248
 Purchase of common shares               (2,103,882)  (1,059,902) (1,776,172)
 Cash dividends paid                       (898,976)    (890,577)   (884,955)
                                         ----------   ----------  ----------
      NET CASH FLOWS FROM
       FINANCING ACTIVITIES              (2,575,638)  (1,593,604) (1,389,879)
                                         ----------   ----------  ----------
      NET CHANGE IN CASH AND
       CASH EQUIVALENTS                   1,485,084      (79,977)   (187,030)

CASH AND CASH EQUIVALENTS AT
 BEGINNING OF YEAR                        1,008,649    1,088,626   1,275,656
                                         ----------   ----------  ----------
CASH AND CASH EQUIVALENTS AT
 END OF YEAR                            $ 2,493,733    1,008,649   1,088,626
                                         ==========   ==========  ==========



                                             2001        2000        1999
 RECONCILIATION OF NET INCOME (LOSS)
 TO NET CASH FLOWS FROM OPERATING
 ACTIVITIES:
  Net income (loss)                      $  2,896,198   1,761,564   (475,227)
  Adjustments:
    Depreciation and amortization             383,260     452,550    493,666
    Deferred income tax                       208,860     (11,435)(1,357,431)
    Equity in joint venture income and
     minority interest                        (94,296)   (488,391)  (836,756)
    Gain on sale of property, equipment
     and investments                       (2,422,723)   (940,803)(1,683,529)
    Stock compensation programs                37,750           -          -
  Changes in assets and liabilities:
    (Increase) decrease in accounts
      receivable                              101,494    (105,543)   (58,689)
    (Increase) decrease in inventories        584,800     182,313   (627,248)
    Increase in prepaid pension asset        (602,961)   (863,595)  (804,774)
    Increase (decrease) in accounts
      payable, accrued expenses and
      other assets, net                       483,246     149,679  4,832,004
                                           ----------  ----------  ---------
       NET CASH FLOWS FROM
        OPERATING ACTIVITIES             $  1,575,628     136,339   (517,984)
                                           ==========  ==========  ==========


The accompanying notes to consolidated financial statements are an integral part of these statements.

                 VULCAN INTERNATIONAL CORPORATION AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       Three years ended December 31, 2001

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

                 VULCAN INTERNATIONAL CORPORATION AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       Three years ended December 31, 2001
                                  (Continued)

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

DERIVIATIVE INSTRUMENTS-
The Company sold short-term option contracts on certain non-dividend paying securities owned by the Company in order to reduce the amount of investment in these securities. Option contracts are reported at their fair value as determined by quoted market prices. Gains and losses on the contracts are recorded in net gain on sale of property, equipment and investments in the statements of income.

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

                VULCAN INTERNATIONAL CORPORATION AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       Three years ended December 31, 2001
                                  (Continued)

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

NET INCOME PER SHARE-
Net income per share of common stock outstanding is computed on the basis of the weighted average number of common shares outstanding during each year.

EFFECT OF RECENT ACCOUNTING STANDARDS-
Effective January 1, 2001 the Company adopted Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 requires an entity to recognize all derivatives, at their fair market value, as either assets or liabilities in the statement of financial position. The adoption of this standard was not significant.

NEW PROUNOUNCEMENTS-
The Financial Accounting Standards Board has issued Statement No. 141, Business Combinations, effective for combinations after June 30, 2001, Statement No. 142, Goodwill and Other Intangible Assets, effective for goodwill and other intangible assets acquired after June 30, 2001 and for other goodwill and other intangible assets effective January 1, 2002, Statement No. 143, Accounting for Asset Retirement Obligations, effective January 1, 2003, Statement No. 144, Accounting For The Impairment or Disposal of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of, effective January 1, 2002. These standards are not expected to have a significant impact on the Company's results of operations.

               Vulcan INTERNATIONAL CORPORATION AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       Three years ended December 31, 2001
                                  (Continued)


NOTE  2 - MARKETABLE SECURITIES

The Company's investments in marketable securities have been classified as available-for-sale securities and reported at their fair value as determined by quoted market prices as follows:
                                             Unrealized          Fair
                               Cost             Gains            Value
                              ------         ----------         -------
          2001
          Current          $ 3,793,906       36,187,463       39,981,369
          Long-term          2,623,283       34,417,575       37,040,858
                             ---------       ----------       ----------
                           $ 6,417,189       70,605,038       77,022,227
                             =========       ==========       ==========
          2000
          Current          $ 3,721,960       46,661,965       50,383,925
          Long-term          2,623,283       45,529,832       48,153,115
                             ---------       ----------       ----------
                           $ 6,345,243       92,191,797       98,537,040
                             =========       ==========       ==========

The unrealized holding gains are included, net of deferred income tax of $24,005,714 and $31,345,211 at December 31, 2001 and 2000, respectively, as a component of shareholders' equity.

Realized gains on available-for-sale securities during 2001 and 2000 were $1,448,941 and $500,246, respectively and gross proceeds on the sale of the securities were $1,566,217 and $535,026, respectively. Net realized and unrealized gains from call option contracts for the years ended December 31, 2001 and 2000, were $326,505 and $127,969, respectively. Gross proceeds were $330,764 and $197,807, respectively, for those same years.

The Company's available-for-sale marketable securities, at fair market value, are invested as follows: 69% in two financial institutions, 30% in eleven communication companies and 1% in other industries. The Company is subject to the risk that the value of these securities may decline from the recorded fair market values.

As of February 14, 2002, the fair value of marketable securities was approximately $74,572,000 and the net unrealized holding gain was approximately $44,985,000 net of deferred taxes of approximately
$23,174,000.

               Vulcan INTERNATIONAL CORPORATION AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       Three years ended December 31, 2001
                                  (Continued)

NOTE 3 - INVENTORIES

Inventories at December 31, 2001 and 2000, were classified as follows:
                                         2001          2000

          Finished goods               $142,846       657,693
          Work in process                64,853        72,992
          Raw materials                 148,591       210,405
                                        -------       -------
             Total                     $356,290       941,090
                                        =======       =======

As indicated in Note 1, substantially all inventories are stated at cost determined under the last-in, first-out (LIFO) method. If valued at current replacement cost, inventories would have been approximately $917,000 and $1,239,000 greater than reported at December 31, 2001 and 2000, respectively.

In the years ended December 31, 2001 and 2000, inventory quantities were reduced. These reductions resulted in liquidations of LIFO inventory quantities carried at lower costs prevailing in prior years as compared with the cost of current purchases. The inventory reductions increased 2001 and 2000 net income by approximately $212,000 and $49,000, respectively, or $.19 and $.04 per weighted-average common share outstanding, respectively.


NOTE 4 - JOINT VENTURE

The Company, through a wholly-owned subsidiary, owns a 50% interest in a Joint Venture, Vulcan Brunswick Bowling Pin Company (VBBPC) which manufactures bowling pins in Antigo, Wisconsin, for Brunswick and the Company.

Summarized financial information for VBBPC consists of the following:
                                                      2001        2000
          Assets:
            Current assets                         $1,640,465   1,343,660
            Property, plant and equipment           2,753,814   3,036,156
            Other                                   2,832,384   2,944,464
                                                    ---------   ---------
               Total                               $7,226,663   7,324,280
                                                    =========   =========
          Liabilities and Partners' Capital:
            Current liabilities                    $  248,750     279,883
            Partners' capital                       6,977,913   7,044,397
                                                    ---------  ----------
               Total                               $7,226,663   7,324,280
                                                    =========   =========

                                    -32-

                 Vulcan INTERNATIONAL CORPORATION AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       Three years ended December 31, 2001
                                  (Continued)

NOTE  4 - JOINT VENTURE (Continued)

                                            2001         2000        1999
        Statements of Operations:
          Net sales                     $4,177,916    9,261,854   9,191,563
          Costs and expenses             4,061,802    8,464,507   8,487,964
          Other income (net)                17,402       24,025      16,469
                                         ---------   ----------   ---------
             Net income                 $  133,516      821,372     720,068
                                         =========   ==========   =========
          Company's equity in net
           income of VBBPC              $   66,758      410,686     360,034
          Distribution in excess
           of basis                              -            -     410,123
          Adjustments                       31,724       77,842      66,754
                                         ----------  ----------   ---------
             Company's equity in net
              income                    $   98,482      488,528     836,911
                                         ==========  ==========   =========

The Company, under the equity method of accounting, increases its investment in VBBPC for its share of VBBPC's income and decreases its investment for any distributions received. Distributions in excess of the Company's recorded investment are included in current income.

The Company's 50% interest in the net assets of VBBPC amounted to $3,488,957 at December 31, 2001. There were no undistributed earnings from the Joint Venture included in the Company's retained earnings at December 31, 2001. The Company is also jointly and severally liable under VBBPC's revolving loan agreement. There were no borrowings under the loan agreement at December 31, 2001 or 2000. The Company adjusts its investment in VBBPC through its equity in VBBPC's net income which is further adjusted to reflect inventories on the last-in, first-out method of accounting.

Transactions between VBBPC and the Company consist of the following at
December 31:
                                             2001        2000        1999
          Sales to VBBPC                $         -           -     140,000
          Purchases from VBBPC              905,000   1,743,000   1,751,000
          Administrative fees received
            from VBBPC                      110,000      30,000      30,000
          Net amount due to VBBPC           517,000     266,000     243,000
          Cash distributions from VBBPC     100,000     418,000     900,000

                                    -33-

                 Vulcan INTERNATIONAL CORPORATION AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       Three years ended December 31, 2001
                                  (Continued)

NOTE 5 - NOTES PAYABLE

The Company maintains a revolving credit agreement with its bank that provides for borrowings of up to $6,000,000 through November 1, 2002. Interest is payable monthly at the lesser of the federal funds rate plus 1.75% or a rate based on the Euro-Rate as determined by the bank in accordance with its usual procedures. There were no borrowings at December 31, 2001. Borrowings under the agreement were $1,700,000 at December 31, 2000 and were secured by certain marketable equity securities.

The weighted average interest rate was 6.73% and 7.78% for the respective years ended December 31, 2001 and 2000. Marketable securities pledged as collateral under the agreement had a market value of approximately $22,405,900 at December 31, 2001.

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

Net sales and income from discontinued operations are as follows:

                                                      1999
          Net sales                                 $758,712
                                                     =======
          Income (loss) before income taxes          (78,820)
          Income tax expense (benefit)               (15,764)
                                                     -------
          Net income (loss) from operations         $(63,056)
                                                     =======

The gain on the sale of division assets was $988,845, net of income taxes of $247,211.

                 VULCAN INTERNATIONAL CORPORATION AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       Three years ended December 31, 2001
                                  (Continued)

NOTE 7 - LEASES

The Company leases office space to various tenants under operating leases expiring from 2002 to 2008.  The Company's basis in the property held for lease at December 31, 2001 and 2000 is as follows:
                                                 2001          2000
          Land                                $ 37,803        37,803
          Building and improvements            770,249       751,802
                                               -------       -------
                                               808,052       789,605
            Less accumulated depreciation      344,360       266,199
                                               -------       -------
                                              $463,692       523,406
                                               =======       =======

Minimum future rental income under noncancelable leases as of December 31,
2001, is as follows:
          Year ending December 31,
                   2002                      $  336,800
                   2003                         383,100
                   2004                         257,400
                   2005                         210,300
                   2006                         190,400
                Thereafter                      201,300
                                              ---------
                                             $1,579,300
                                              =========

The Company incurred rental expense under operating leases of approximately $10,000 for the year ended December 31, 1999.


NOTE 8 - EMPLOYEE BENEFIT PLANS

The Company maintains a noncontributory defined benefit pension plan for certain eligible salaried and hourly employees. The funded status and net pension credit recognized in the accompanying consolidated financial statements consisted of:



                 VULCAN INTERNATIONAL CORPORATION AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       Three years ended December 31, 2001
                                  (Continued)


NOTE 8 - EMPLOYEE BENEFITS PLANS (Continued)

                                                      2001          2000
   Change in projected benefit obligations:
    Benefit obligation - January 1,              $ 8,280,133     8,411,541
    Service cost                                      39,933        45,634
    Interest cost                                    531,402       524,598
    Actuarial (gain) loss                            221,892       (71,233)
    Benefits paid                                   (653,222)     (630,407)
                                                  ----------    ----------
       Projected benefit obligation -
        December 31,                               8,420,138     8,280,133
                                                  ----------    ----------
   Change in plan assets:
    Fair value of plan assets - January 1,        13,943,244    15,641,737
    Actual return on plan assets                  (1,021,851)   (1,068,086)
    Benefits paid                                   (653,222)     (630,407)
                                                  ----------    ----------
       Fair value of plan assets -
        December 31,                              12,268,171    13,943,244
                                                  ----------    ----------
       Funded status                               3,848,033     5,663,111

    Unrecognized prior service cost                   41,193        86,960
    Unrecognized net gain from actual
     experience different from that assumed        1,393,134      (939,673)
    Unrecognized net transition asset                      -      (130,998)
                                                  ----------    ----------
        Prepaid pension expense - December 31,   $ 5,282,360    4,679,400
                                                  ==========    ==========

                                           2001         2000         1999
   Components of net periodic
     benefit costs:
    Service cost                     $    39,933       48,600       48,196
    Interest cost                        530,243      520,756      526,014
    Return on plan assets:
     Actual                            1,021,851    1,068,086   (1,408,834)
     Deferred                         (2,109,756)  (2,460,752)      70,136
    Amortization of prior
     service cost                         45,767       90,716       90,715
    Amortization of net
     transition asset                   (130,998)    (131,001)    (131,001)
                                       ---------    ---------     ---------
        Periodic pension benefit     $  (602,960)    (863,595)    (804,774)
                                       =========    =========    =========

                 VULCAN INTERNATIONAL CORPORATION AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       Three years ended December 31, 2001
                                  (Continued)

NOTE 8 - EMPLOYEE BENEFIT PLANS (Continued)

Significant actuarial assumptions used in the above computations include the following:
                                                        2001          2000
   Assumed discount rate                                 6.5%          6.5%
   Expected long-term rate of return on
     plan assets                                         8.0%          8.0%
   Rate of increase in future compensation levels        5.0%          5.0%
   Average remaining service period                    11 years      11 years

Pension plan assets are invested primarily in U.S. Government guaranteed debt securities and publicly-traded stocks and bonds. The vested actuarial present value of benefit obligations is based upon the participant's expected date of separation or retirement.

Company contributions to its defined contribution plan were $16,000 in 2001, $20,000 in 2000 and $20,000 in 1999.

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

In November 2001, the Company's Board of Directors ratified a December 1999 resolution of its executive committee making treasury shares available for purchase by directors, including directors of wholly-owned subsidiaries, at the lowest price for which a sale is made on the date of exercise up to a maximum of 25,000 shares per year. Shares purchased under this policy may not be transferred for a period of six months to anyone other than the Company, another director, or in the event of the death of the director, to the director's estate. The resolution provided for said policy to continue until rescinded by the Board of Directors. Two directors purchased a total of 16,500 shares during the year under this resolution.

In 1999, the Company's Stock Option Committee granted options, expiring in 2002, to purchase not more than 50,000 shares of treasury stock at $31 per share to the President of the Company. During 2000, all 50,000 options were exercised. A note receivable of $1,550,000 was included in accounts receivable at December 31, 2000, in connection with the exercised options. Payment was received in 2001.

                 VULCAN INTERNATIONAL CORPORATION AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       Three years ended December 31, 2001
                                  (Continued)


NOTE 8 - EMPLOYEE BENEFIT PLANS  (Continued)

In 2001, the Company's Stock Option Committee granted options, expiring in 2004 to purchase not more than 50,000 shares of treasury stock at $37.24 per share to the President of the Company. No options were exercised under this grant during 2001.

In November 2001, the Compensation Committee awarded the President of the Company 1,000 shares of common stock, valued at $37,750, as additional compensation for his services.


NOTE 9 - COMMITMENTS AND CONTINGENCIES

The Company was advised by the U.S. EPA several years ago that it was one of at least 122 large generator potentially responsible parties ("PRPs") with regard to remediation of the Union Chemical Company, Inc. Site, South Hope, Maine, where the potential joint and several liability was in the range of $15 million. The Company, along with many other PRPs, entered into a consent agreement with U.S. EPA to remediate the Site, and the Company is now a party to a Remedial Design/Remedial Action Trust Agreement for the purpose of undertaking clean-up responsibilities at the Site. Most of the remedial work has now been completed. In 2000, PRPs estimated the additional funds in the range of $1 million would be required to complete remediation of the Site.
The Company's estimated share of that amount was approximately $5,000. The Company made payment of that amount in late 2000. If the projected cost of the remaining remediation tasks remains at approximately $1 million, this will be the Company's final payment. There may be other potential clean-up liabilities at other sites of which the Company has no specific knowledge.

The Company has an interest in a partnership, CCBA, which owns certain real estate. On August 13, 1999 a complaint for money damages, in excess of $25,000, based upon breach of fiduciary duty was filed by the other partner in the Court of Common Pleas in Hamilton County, Ohio.
Essentially, the plaintiff is seeking an adjustment of the capital account balances which would result in a higher distribution of cash flow. On March 27, 2001, the plaintiff threatened to file an amended complaint that alleges damages of $1,062,000 and costs, plus punitive damages of $2,000,000 on various grounds. The Company believes that the suit is without merit and has been defending itself vigorously against the issues raised.

CCBA appealed a real estate tax assessment from 1999 that had increased the annual real estate tax by approximately $96,000. The local school board has appealed the revision and reduced its initial appraised value of the property. During 2001, the partnership received a $96,000 refund of the additional tax paid in 1999. CCBA has recorded a liability of approximately $119,000 related to this issue based on the revised value asserted by the local school board. If CCBA is successful, this liability will be recognized as income.

                 VULCAN INTERNATIONAL CORPORATION AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       Three years ended December 31, 2001
                                  (Continued)


NOTE 9 - COMMITMENTS AND CONTINGENCIES (Continued)

On March 1, 1990 the United States of America filed a complaint against the Company and others in the United States District Court for the District of Massachusetts claiming that the Company was a potentially responsible party with respect to the Re-Solve, Inc. Superfund Site in North Dartmouth, Massachusetts seeking to recover response costs incurred and to be incurred in the future in connection with this site.

Although the Company had engaged counsel to represent it in that action, the Company was first informed on March 28, 2001 that the Court had entered, pursuant to prior rulings, an unopposed "Final Judgment" against the Company on September 22, 1999. The "Final Judgment" awarded damages against the Company in favor of the United States in the amount of $3,465,438, plus interest, for unreimbursed response costs, plus any additional past unreimbursed response costs, interest and certain future costs the United States incurs at the site.

In accordance with Accounting Principles Board Opinion No. 20, Accounting Changes, the Company restated its December 31, 1999 financial statements to record an estimated liability and decrease net income by $2,981,000, net of $1,734,000 tax, for the judgment, accrued interest for past costs and a discounted present value for estimated future costs in connection with the site. This estimated liability was calculated based on the "Final Judgment" and using other information provided by the U.S. EPA. The Company expensed $151,000 and $140,000, after tax, for the years ended December 31, 2001 and 2000, respectively for accrued interest and amortization of estimated future costs related to this matter.

The liability for future costs is a significant estimate of the future costs and it is subject to change as actual costs are incurred and reported by the Environmental Protection Agency.

The Company is presently continuing an investigation into this matter and intends to vigorously pursue all available legal remedies to set aside all orders and liens relating to the asserted liability and to defend itself against the underlying allegations. Counsel for the Company is also vigorously pursuing settlement negotiations with counsel for the United States. To the extent that the Company is able to settle this liability, or to obtain judicial relief, for an amount less than it has accrued, the difference will be recorded as income in the year the obligation is settled.

The Company is involved in other litigation matters and claims which are normal in the course of operations. Management believes that the resolution of these matters will not have a material effect on the Company's business or financial condition.

At December 31, 2001 approximately 73% of the Company's labor force was subject to collective bargaining agreements which expire in October 2005.

                 VULCAN INTERNATIONAL CORPORATION AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       Three years ended December 31, 2001
                                  (Continued)


NOTE 10 - INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Alternative minimum tax credits may be carried forward indefinitely. In accordance with SFAS No. 109, a deferred tax liability of $158,000 is not recognized for undistributed earnings of a subsidiary arising before 1993. These earnings will be subject to tax when distributed. During 2001, the Company used a net operating loss carryforward of approximately $389,000.

Significant components of the Company's deferred tax liabilities and assets as of December 31 are as follows:
                                                         2001         2000
    Deferred tax liabilities:
      Excess tax depreciation                       $    57,023       76,289
      Prepaid pension expense                         1,822,818    1,620,905
      Undistributed earnings of
       domestic subsidiary                              195,943      182,789
      Unrealized holding gains                       24,039,318   31,345,211
                                                     ----------   ----------
              Total deferred tax liabilities         26,115,102   33,225,194
                                                     ----------   ----------
    Deferred tax assets:
      Vacation accruals                                  33,677       41,870
      Allowance for doubtful accounts                    31,066       52,011
      Investment in joint venture                        42,563       15,961
      Accrued other expenses                             38,638        1,711
      Net operating loss carryforward                         -      135,736
      Environmental remediation liability             1,753,507    1,675,604
      Alternative minimum tax credit
       and general business credit
       carryforward                                     943,248      899,260
                                                     ----------   ----------
              Total deferred tax assets               2,842,699    2,822,153
                                                     ----------   ----------
                  Net deferred tax liabilities      $23,272,403   30,403,041
                                                     ==========   ==========

                 VULCAN INTERNATIONAL CORPORATION AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       Three years ended December 31, 2001
                                  (Continued)


NOTE 10 - INCOME TAXES (Continued)

Significant components of the income tax provision are as follows:
                                           2001         2000         1999
           Current                      $510,554      124,600        39,773

           Deferred                      208,860      (11,435)   (1,357,431)
                                         -------      -------     ---------
           Income tax (benefit) from
            continuing operations        719,414      113,165    (1,317,658)
           Tax on discontinued and
            disposed operations                -            -       231,447
                                         -------      -------     ---------
               Total income tax
               (benefit)                $719,414      113,165    (1,086,211)
                                         =======      =======     =========

A reconciliation of income tax at the federal statutory rate of 34% to the income tax provision follows:
                                               2001       2000        1999
  Income taxes from continuing
   operations at federal statutory rate   $1,229,308    637,408    (924,349)
  Increase (reduction) in taxes
   resulting from:
    Domestic corporation dividend
     received deduction                     (520,603)  (495,751)   (442,271)
    Amortization                                   -     16,386      16,386
    Stock options                                  -    (42,500)          -
    Other-net                                 10,709     (2,378)     32,576
                                           ---------    -------   ---------
  Income tax provision - current
   operations                               719,414     113,165  (1,317,658)
  Income taxes on discontinued
   and disposed operations                        -           -     231,447
                                            -------     -------   ---------
       Total income tax (benefit)         $ 719,414     113,165  (1,086,211)
                                            =======     =======   =========

                 VULCAN INTERNATIONAL CORPORATION AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       Three years ended December 31, 2001
                                  (Continued)

NOTE 11 - FINANCIAL INSTRUMENTS

The carrying amounts of cash, accounts receivable, notes receivable and current liabilities approximate fair value. The fair value of marketable securities and unexpired option contracts was determined based on quoted market prices.

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

The Company sells its products principally within the United States. Sales in various foreign countries totaled $376,266 in 2001, $544,365 in 2000 and $386,000 in 1999. The Company does not have assets located outside the United States.

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

                 VULCAN INTERNATIONAL CORPORATION AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       Three years ended December 31, 2001
                                  (Continued)

NOTE 12 - BUSINESS SEGMENTS (Continued)

Identifiable assets are reported for the Company's operations in each segment. Corporate assets consist principally of cash, marketable securities, notes receivable and prepaid pension expense. To reconcile industry information with consolidated amounts, intersegment sales of $354,631 in 2001, $523,734 in 2000 and $403,586 in 1999 have been eliminated.

Information relative to the major segments of the Company's operations follows:
                                              2001        2000        1999
SALES TO UNAFFILIATED CUSTOMERS:
 Rubber and Foam                         $ 6,129,434   6,844,877   6,880,103
 Bowling Pins                              1,783,318   1,716,428   1,686,027
 Real Estate Operations                      870,806     837,617     804,032
                                          ----------  ----------  ----------
                                         $ 8,783,558   9,398,922   9,370,162
                                          ==========  ==========  ==========
INTERSEGMENT SALES:
 Rubber and Foam                         $   144,422     108,826      24,591
 Discontinued Operations                           -           -       3,931
 Bowling Pins                                210,208     414,908     375,064
                                          ----------  ----------  ----------
                                         $   354,630     523,734     403,586
                                          ==========  ==========  ==========
INTEREST INCOME:
 Bowling Pins                            $    25,641      38,267      28,506
 Bowling Pins - Intercompany                   4,959       4,959       4,959
 Real Estate Operations                       18,162      11,096       8,784
 Corporate                                    51,157      42,231      11,938
                                          ----------  ----------  ----------
                                         $    99,919      96,553      54,187
                                          ==========  ==========  ==========
OPERATING PROFIT (LOSS):
 Rubber and Foam                         $  (892,131) (1,292,120) (1,179,291)
 Bowling Pins                                140,009     286,521     733,963
 Real Estate Operations                      516,824     287,927     321,011
                                          ----------  ----------  ----------
     SUBTOTAL                               (235,298)   (717,672)   (124,317)

GENERAL CORPORATE INCOME (LOSS)            4,111,167   2,959,683  (2,300,080)

INTEREST EXPENSE - INTERCOMPANY               (4,959)     (4,959)     (4,959)
INTEREST EXPENSE - OTHER                    (255,298)   (362,323)   (289,318)
                                          ----------  ----------  ----------
    INCOME (LOSS) FROM CONTINUING
     OPERATIONS BEFORE INCOME TAXES        3,615,612   1,874,729  (2,718,674)


                 VULCAN INTERNATIONAL CORPORATION AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       Three years ended December 31, 2001
                                  (Continued)


NOTE 12 - BUSINESS SEGMENTS (Continued)
                                              2001        2000        1999

INCOME TAX PROVISION (BENEFIT)               719,414     113,165  (1,317,658)
                                          ----------  ----------  ----------
    NET INCOME (LOSS) FROM
     CONTINUING OPERATIONS                 2,896,198   1,761,564  (1,401,016)

DISCONITUED OPERATIONS:
 Gain on disposal of division
  assets, net of income tax                        -           -     988,845
 Income (loss) from operations,
  net of income tax                                -           -     (63,056)
                                         -----------   ---------   ---------
    NET INCOME (LOSS)                   $  2,896,198   1,761,564    (475,227)
                                         ===========   =========   =========
DEPRECIATION AND AMORTIZATION:
 Rubber and Foam                        $    260,164     304,683     346,438
 Bowling Pins                                    424         594         832
 Real Estate Operations                       80,564      96,804      69,099
 Corporate and Other                          42,108      50,469      60,696
 Discontinued Operations                           -           -      16,601
                                         -----------  ----------  ----------
                                        $    383,260     452,550     493,666
                                         ===========  ==========  ==========
IDENTIFIABLE ASSETS:
 Rubber and Foam                        $  2,395,488   4,371,872   3,237,810
 Bowling Pins                              1,441,660   1,929,508   1,762,718
 Real Estate Operations                    1,197,515   1,015,855   1,002,829
 Corporate and Other                      84,062,824 103,826,723  83,533,439
                                         ----------- -----------  ----------
                                        $ 89,097,487 111,143,958  89,536,796
                                         ===========  ==========  ==========
CAPITAL EXPENDITURES:
 Rubber and Foam                        $    112,767     126,936     119,254
 Bowling Pins                                      -           -           -
 Real Estate Operations                       19,775      92,922     212,147
 Discontinued Operations                           -            -     10,745
                                         -----------  ----------  ----------
                                        $    132,542     219,858     342,146
                                         ===========  ==========  ==========
EQUITY IN JOINT VENTURE INCOME
 INCLUDED IN BOWLING PIN SEGMENT
 OPERATING INCOME                       $     98,481     488,528     836,911
                                         ===========  ==========  ==========
INVESTMENT IN JOINT VENTURE
 INCLUDED IN BOWLING PIN
 SEGMENT ASSETS                         $     69,010      70,528           -
                                         ===========  ==========  ==========

                 VULCAN INTERNATIONAL CORPORATION AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       Three years ended December 31, 2001
                                  (Continued)

NOTE 12 - BUSINESS SEGMENTS (Continued)
                                              2001        2000        1999

REVENUES:
 Total revenues for reportable
  segments                              $  8,783,558   9,398,922   9,370,162
 Timber sales included in gain
  on disposal of assets on
  consolidated income statement             (410,745)   (333,519)   (358,044)
                                         -----------  ----------  ----------
    TOTAL CONSOLIDATED REVENUES         $  8,372,813   9,065,403   9,012,118
                                         ===========  ==========  ==========


NOTE 13 - COMPUTATION OF NET INCOME AND CASH DIVIDENDS PER
           COMMON SHARE OUTSTANDING:

                                             2001        2000        1999
  a) Income (loss) from operations       $2,896,198   1,761,564  (1,401,016)

  b) Income (loss) from discontinued
      operations, net of tax                      -           -     (63,056)

  c) Gain on sale of division assets,
      net of tax                                 -            -     988,845
                                          ---------   ---------   ---------
  d) Net income (loss)                   $2,896,198   1,761,564    (475,227)
                                          =========   =========   =========
  e) Dividends on common shares          $  898,976     890,577     884,955
                                          =========   =========   =========
  Weighted average shares:

  f) Common shares issued                 1,999,512   1,999,512   1,999,512

  g) Common treasury shares                 879,934     888,213     879,149
                                          ---------   ---------   ---------
  h) Common shares outstanding            1,119,578   1,111,299   1,120,363
                                          =========   =========   =========
  i) Income (loss) per common share
      outstanding:
       Continuing operations (a/h)       $     2.59        1.59       (1.25)
       Discontinued operations (b/h)              -           -        (.06)
       Gain on sale of division
        assets (c/h)                              -           -         .88
                                          ---------   ---------   ---------
     Net income (loss) per common
      share outstanding                  $     2.59        1.59        (.43)
                                          =========   =========   =========
  j) Dividends paid per common share     $      .80         .80         .80
                                          =========   =========   =========

                       VULCAN INTERNATIONAL CORPORATION
                               Five-Year Record
                            Selected Financial Data

                       2001        2000       1999(1)      1998        1997
                      ------      ------      ------      ------      ------
Net revenues -
 continuing
 operations        $10,660,422 11,246,242  10,919,627  10,582,060  11,373,204
Income (loss)from
 continuing
 operations before
 taxes               3,615,612   1,874,729  (2,718,674)  1,664,416  1,971,419
Income taxes
 (benefit)             719,414     113,165  (1,317,658)    279,537    352,970
Net income (loss)
 from continuing
 operations          2,896,198   1,761,564  (1,401,016)  1,384,879  1,618,449
Income (loss) from
 disposed operations,
 net of tax                  -           -     (63,056)     69,637    167,356
Gain on sale of
 disposed operations,
 net of tax                  -           -     988,845           -          -
                    ----------  ----------  ----------  ---------- ----------
Net income (loss)    2,896,198   1,761,564    (475,227)  1,454,516  1,785,805

Income (loss) per
 common share:
Continuing
 operations               2.59        1.59       (1.25)       1.17       1.30
Discontinued
 operations                  -           -       (0.06)       0.06       0.14
Gain on disposal
 of discontinued
 operations                  -           -        0.88           -          -
                          ----        ----        ----        ----       ----
    Net income (loss)     2.59        1.59       (0.43)       1.23       1.44

Dividends per
 common share              .80         .80         .80         .80        .80

Property, plant
and equipment (net)  2,117,476   2,369,216   2,618,649   2,798,825  2,498,771
Depreciation           381,079     447,401     488,591     513,045    594,138
Current assets      44,333,695  55,493,494  53,278,872  53,506,019 38,900,356
Ratio current
 assets to current
 liabilities         2.60 to 1   2.54 to 1   2.48 to 1   2.99 to 1  3.38 to 1



                        VULCAN INTERNATIONAL CORPORATION
                                Five-Year Record
                            Selected Financial Data
                                  (Continued)

                       2001        2000        1999        1998        1997
                      ------      ------      ------      ------      ------

Total assets        89,097,487 111,143,958  89,536,796  95,011,738 82,415,593

Long-term debt               -           -           -           -          -
Accumulated other
 comprehensive
 income             46,599,325  60,846,586  47,852,421  52,506,224 43,211,515
Total share-
 holders' equity    59,220,189  72,959,140  58,137,015  65,295,924 58,494,990
Book value per
 common share            53.75       64.03       52.54       57.46      48.05


                               Selected Quarterly Financial Data
                                          2001
                      First      Second       Third      Fourth
                     Quarter     Quarter     Quarter     Quarter     Total
                     -------     -------     -------     -------     -----
Total revenues     $2,726,171   2,740,765   2,411,550  2,781,936  10,660,422
Gross profit
 (loss)               (62,787)    237,548      44,538      9,740     229,039
Net income            699,137   1,021,566     274,589    900,906   2,896,198

Net income per
 share                   0.62        0.90        0.25       0.82        2.59

                                          2000
                      First      Second       Third      Fourth
                     Quarter     Quarter     Quarter     Quarter       Total
                     -------     -------     -------     -------       -----
Total revenues     $3,035,723   2,832,089   2,955,112  2,423,318  11,246,242
Gross profit
 (loss)                (7,295)    (29,818)     27,299   (214,857)   (224,671)

Net income            169,266     163,495     892,774    566,029   1,761,564

Net income per
 share                   0.15        0.15        0.78       0.51        1.59

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


                             ACCOUNTING OFFICES
                        30 Garfield Place, Suite 1040
                            Cincinnati, Ohio 45202
                               (513) 621-2850
                               (800) 447-1146


                         STOCK TRANSFER AND REGISTRAR
                              Fifth Third Bank
                            Shareholder Services
                           Cincinnati, Ohio  45202
                               (800) 837-2755


                                   AUDITORS
                           J.D. Cloud & Co. L.L.P.
                              Cincinnati, Ohio

                               EXHIBIT 20

                     VULCAN INTERNATIONAL CORPORATION
                             300 Delaware Avenue
                        Wilmington, Delaware  19801


                 Notice of Annual Meeting of Shareholders
                          To Be Held May 9, 2002


The Annual Meeting of Shareholders of Vulcan International Corporation will be held at 1151 E. College St., Clarksville, Tennessee, on
May 9, 2002 at 9:00 A.M. for the following purposes:

      1.  To elect Directors.

      2. To transact such other business as may properly come before the meeting or any adjournment thereof.

The Board of Directors has established the close of business on March 29, 2002 as the record date for determining those shareholders who will be entitled to vote at the meeting.

Wilmington, Delaware                 BY ORDER OF THE BOARD OF DIRECTORS

April 9, 2002                          VERNON E. BACHMAN, SECRETARY


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

     The Board of Directors has established as the record date for determining shareholders entitled to notice and to vote at the meeting, the close of business March 29, 2002.


              VOTING SECURITIES AND PRINCIPAL HOLDERS THEREOF

     The Company, as of March 29, 2002 had outstanding 1,102,105 shares of common capital stock, each of which is entitled to one vote. There are no other voting or equity securities outstanding. There is set forth below information with respect to the stock ownership of any person who is known to be the beneficial owner of more than 5% of the Company's common stock and the stock ownership of management as of February 1, 2002.

                        HOLDERS OF 5% OR MORE

       Name and Address              Amount and Nature           Percent
     of Beneficial Owner          of Beneficial Ownership        of Class
------------------------------------------------------------------------
(1)Barrington Companies Equities     Directly Owned       60,600     5.5%
   Partners, L.P., Ramius
   Securities, LLC and
   Musicmkaer.com, Inc.

(2)Dimensional Fund Advisors, Inc.   Directly Owned:      59,499     5.4%
   1299 Ocean Avenue
   Santa Monica, CA 90401

(3)Fifth Third Bancorp               Directly Owned       58,600     5.3%
   38 Fountain Sq Plaza
   Fifth Third Center
   Cincinnati, OH  45263

(4)Deliaan A. Gettler                Directly Owned:       3,100
   1 Filson Place                    Indirectly Owned:   275,729
   Cincinnati, OH  45202             Total Owned:        278,829    25.3%

(5)Benjamin Gettler                  Directly Owned:     161,915
   1 Filson Place                    Indirectly Owned:   281,514
   Cincinnati, OH  45202             Total Owned:        443,429    40.2%

(6)The PNC Finacial Services         Directly Owned:      77,934     7.1%
    Group, Inc.
   One PNC Plaza
   249 Fifth Avenue
   Pittsburgh, PA  15222



(1) On October 1, 2001, the above-named three entities jointly filed Form 13D with the Securities and Exchange Commission reporting combined ownership of 60,600 shares as the total owned by the three entities.

(2) Dimensional Fund Advisors Inc. ("Dimensional"), an investment advisor registered under Section 203 of the Investment Advisor Act of 1940, furnishes investment advice to four investment companies registered under the Investment Company Act of 1940, and serves as investment manager to certain other investment vehicles, including commingled group trust. (These investment companies and investment vehicles are the "Portfolios"). In its role as investment advisor and investment manager, Dimensional possesses both investment and voting power over 59,499 shares of Vulcan International Stock as of 12/31/01. The Portfolios own all securities reported in this statement, and Dimensional disclaims beneficial ownership of such securities.

(3) These shares are owned by Fifth Third Bank, a subsidiary of Fifth Third Bancorp.

(4) Deliaan A. Gettler is the wife of Benjamin Gettler, Chairman of the Board and President of the Company. The indirect shares listed for Mrs. Gettler include 271,000 shares owned by the Gettler Family Special 1997 Trust of which she is Trustee; and 4,729 shares which she owns as custodian for Benjamin R. Gettler, son of Mr. and Mrs. Gettler. It does not include 161,915 shares directly owned by Mr. Gettler; 2,685 shares indirectly owned by Mr. Gettler as custodian for his daughter; or 9,043 shares held by Stanley I. Rafalo as Trustee for an adult daughter of Benjamin Gettler. If all of those shares were included, the total shares directly and indirectly owned would be 452,472 which is 41.1% of the common shares.

(5) The shares listed as indirectly owned by Mr. Gettler include 271,000 shares which Mrs. Gettler owns as Trustee of the Gettler Family Special 1997 Trust; 4,729 shares which Mrs. Gettler owns as custodian for Benjamin R. Gettler; 3,100 shares which Mrs. Gettler owns directly; and 2,685 shares which Mr. Gettler owns indirectly as custodian for his daughter. The total owned does not include 9,043 shares held by Stanley I. Rafalo as Trustee for an adult daughter of Benjamin Gettler. If those shares were included, the total shares directly and indirectly owned would be 452,472 which is 41.1% of the common shares.

(6) The PNC Financial Services Group, Inc. and two wholly owned subsidiaries hold these shares in fiduciary capacity under numerous trust relationships, none of which relates to more than 5% of the shares, and have sole or shared voting power, and sole or shared investment power over these shares.

        SECTION 16(a) BENEFICIAL OWNERSHIP REPORTED COMPLIANCE

The rules of the Security and Exchange Commission require that Vulcan International Corporation disclose late filings of reports of stock ownership, or changes in ownership, by its directors, officers, and 10% stockholders. Based on its review of the copies of forms it received, or written representation from reporting persons that they were not required to file a Form 5, Vulcan International Corporation believes that, during 2001, all reports required under section 16(a) of the Securities and Exchange Act for its directors, officers and 10% stockholders were filed on a timely basis.



                    SECURITY OWNERSHIP OF MANAGEMENT

     The total number of equity securities of the Company owned by all directors and officers of the Company as a group (6) as of February 1, 2002 is set forth below:

    Amount and Nature of Beneficial Ownership          Percent of Class
-----------------------------------------------------------------------

Directly Owned:             199,321                            18.1%
Indirectly Owned:           290,557                            26.4%
Total Owned:                489,878                            44.5%

The share ownership of each of the directors and nominees is set forth below under the heading Election of Directors.



                          ELECTION OF DIRECTORS

The shares represented by the proxies will be voted for the election of the five (5) nominees listed below, each of whom is presently a Director. If any such nominee shall be unable to serve (which is not now contemplated) discretionary authority may be exercised to vote for a substitute. The terms of all of the present Directors expire upon the election of their successors in 2002. The following information is given with respect to the five (5) nominees based upon the records of the Company and information furnished by each nominee as of February 1, 2002.

                              NOMINEES
                                                        Number of
                                          First        Shares Owned
    Name and                              Became       Directly or    Percent
Principal Occupation              Age   Director In    Indirectly (1)   Owned
-----------------------------------------------------------------------------
Leonard Aconsky                   71      l993            6,300          (2)
Consultant to and director
of Acotech Services, a
consulting firm on building
life safety systems; retired
in 1993 as Vice-President and
World-Wide Technical
Coordinator WITCO, a manufacturer
of specialty chemical products;
Director, Vulcan Corporation,
operating subsidiary of Company

Edward B. Kerin                   63      2001                -          (2)
1998-2001 - Director of
Chemprene Inc., a manufacturer
of chemical rubber products,
Consultant 1994-98 Chief
Executive Officer, President
and Chairman of the Board of
Chemprene, Inc., a manufacturer
of chemical rubber products
(sold to Ammeraal, Inc. 1998);
1981-1994 corporate Vice President,
Witco Chemical Corporation

Benjamin Gettler (3)(4)           76      1960          443,429        40.2%
Chairman of the Board and
President Vulcan International
Corporation and its operating
subsidiary company, Vulcan
Corporation

Thomas D. Gettler, Esq.           43      1992           12,106         1.1%
Attorney

Stanley I. Rafalo, O.D. (4)       77      1975           28,043         2.5%
Doctor of Optometry




(1) This report of share ownership is pursuant to Securities & Exchange Commission regulations and, therefore, includes shares of close family members residing in nominees' households for which shares Directors disclaim beneficial ownership.

(2)  Ownership is less than 1%.

(3) The number of shares shown includes shares owned directly and indirectly by Deliaan A. Gettler, his wife. It does not include shares referred to in footnote (4) below. Mr. Gettler disclaims beneficial ownership of any of those shares.

(4) The number of shares shown as owned directly by Stanley I. Rafalo includes 9,043 shares of common capital stock of the Company held by him as Trustee for an adult daughter of Benjamin Gettler.


                         EXECUTIVE COMPENSATION

The following table shows the compensation and stock option awards for the last three fiscal years, and other annual compensation and all other compensation for 2001, to the Chief Executive Officer who was the only executive officer whose compensation exceeded $100,000.

                     SUMMARY COMPENSATION TABLE
                                                           Long Term
                          Annual Compensation             Compensation
                  --------------------------------------  ------------
                                              Other
                                             Annual
Name and                                     Compen-   Options/    All other
Principal                                    sation     SARs     Compensation
Position            Year  Salary   Bonus       ($)       (#)         (1)
-----------------------------------------------------------------------------
Benjamin Gettler     2001 $275,000    (2)       0      50,000       $13,000
Chairman of the      2000 $275,000  $25,000     0           0       $13,000
Board and President  1999 $275,000  $25,000     0      50,000 (3)   $13,000

(1)  Director and Executive Committee Fees.

(2) Mr. Gettler was given 1,000 shares in lieu of a cash bonus. On the date of the grant, those shares had a market value of $37,750.

(3) Mr. Gettler did not exercise any options in 1999. At the end of 1999, there were options on 50,000 shares outstanding at a price of $31.00 per share. Those options were exercised in 2000 for which the Company received $1,550,000 from Mr. Gettler.

                              STOCK OPTION PLAN

The Vulcan International Corporation Stock Option Plan (the "Plan") was adopted by the Board of Directors of the Company in 1991. The purpose of the Plan is to provide additional incentives in order that the Company may retain key personnel. The Plan provides for the granting of options to purchase totaling not more than 300,000 shares of common stock from the Company's treasury shares of which 77,000 have not previously been granted. The Plan is administered by a Stock Option Committee consisting of not less than three
(3) Directors of the Corporation who are not eligible to receive options under the Plan. During the year 2001, the Committee consisted of Directors Leonard Aconsky, Stanley I. Rafalo, and Thomas D. Gettler. The Committee determines the key employees to whom the options are granted, the term of the option and the number of shares of each grant subject to the option. The option price is such price as may be determined by the Option Committee.

Each option continues for the period determined by the Committee, which shall be not less than one (1) year or more than three (3) years from the date of its grant. The Plan provides that each key employee to whom an option is granted shall as a condition of his right to exercise such option, agree to remain in the continuous employment of the Company for a period of at least two years from the date of exercise of the option, unless he is prevented from doing so by death or disability. Under the Plan, the Company has the option to repurchase shares from an optionee who terminates employment prior to the expiration of the two-year period. During 2001, Mr. Benjamin Gettler was granted an option for 50,000 shares at an exercise price of $37.24.


                        OPTION GRANTS IN LAST FISCAL YEAR

Benjamin Gettler - Chairman of the Board and President

        Number of Options Granted (#/Sh)              50,000

        %of Total Options Granted to
         Employee in Fiscal Year                         100%

        Exercise Price ($/Sh)                         $37.24

        Expiration Date                     November 6, 2004

        Potential Realized Value at
         Assumed Annual Rates of Stock
         Prices Appreciation for Option:
              5%                                    $293,500
             10%                                    $616,500


               AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR

                                    None

                                PENSIONS

Under the terms of the Company's retirement Plan for salaried employees, salaried personnel are entitled to retire at age 65 with benefits computed on the basis of salary and length of service. The maximum length of service which can be taken into account is 30 years. The method of computing benefits under the retirement plan is: the number of years of employment multiplied by the sum of 1.0% of average monthly salary and .65% of such salary in excess of Social Security covered compensation (all based on the highest 60 consecutive monthly salaries). The aggregate contribution made for the 2000-2001 Plan year was $-0-. For purposes of the Plan, annual compensation means a participant's W-2 earnings for federal income tax purposes, excluding commissions and taxable fringe benefits. Mr. Gettler has reached normal retirement age and has more than 30 years of service.
Mr. Gettler currently receives $148,586 per year from the Plan based upon his selection of a joint and 100% survivor benefit.


                            PERFORMANCE GRAPH

The following graph compares the cumulative total return (change in stock price plus reinvested dividends) assuming $100 invested in the Common Stock of the Company, in the American Stock Exchange ("AMEX") Market Value Index, and in the Peer Group Index during the period from December 31, 1996 through December 31, 2001.

(Graph submitted to SEC on Form SE on paper)


                                   Value of Investment at December 31,
                              1996    1997    1998    1999    2000    2001
Vulcan International
 Corporation                 100.00  130.48  117.22  109.56  123.91  146.30

Selected Stock List          100.00  125.25  100.41   59.11   55.84   57.73

AMEX Market Index            100.00  120.33  118.69  147.88  146.16  139.43


                  ASSUMES $100 INVESTED ON JANUARY 1, 1996
                        ASSUMES DIVIDEND REINVESTED

                     COMPANIES COMPRISING THE PEER GROUP

    The peer group used in constructing the graph in the Proxy Statement showing the yearly percentage change in cumulative total return has always included the complete list of suppliers to the shoe industry provided by the Footwear Industries of America, the industry association. Since the Company has reduced its reliance on the shoe industry and is now manufacturing foam products, the Company has since 1998 included in its peer group the Rogers Corp., which is a corporation listed on the American Stock Exchange and which is in the business of processing and selling foam products. Accordingly, the peer group for 2001 is:

                     Bontex (formerly Georgia Bonded Fibres)
                           Goodyear Tire & Rubber Co.
                                 Jaclyn Inc.
                                  Katy Ind.
                                 Lydall Inc.
                                 Rogers Corp.
                              Vista Resources Inc.



                DIRECTORS' MEETINGS, COMMITTEE INFORMATION, FEES AND
                           OTHER DIRECTOR TRANSACTIONS

     There were six (6) meetings of the Board of Directors in 2001. All Directors attended at least 75% of the total number of Directors' meetings held during their tenure and all Directors attended at least 75% of Committee meetings held by committees on which they served during their tenure.

     The Board of Directors has currently one standing committee, namely, an Audit and Compensation Committee comprised of independent, non-employee directors. The Audit and Compensation Committee currently consists of Messrs. Leonard Aconsky, Edward B. Kerin, and Dr. Stanley I. Rafalo. The Audit and Compensation Committee is responsible for overseeing the Company's accounting functions and controls. The Committee has adopted a Charter to
set forth all of its specific responsibilities.   As required by the Charter:

          The Committee has reviewed and discussed the audited financial statements with management;

          The Committee has discussed with the independent auditors the matters required to be discussed by Statement of Auditing Standards No. 61 relating to conduct of the audit;

          The Committee has received the written disclosures and the letter from the independent accountants required by Independence Standards Board Standard No. 1 and has discussed with the independent accountant the independent accountant's independence; and

         Based on the review and discussions with management and the representative of its independent auditors, the committee recommended to the Board of Directors that the audited financial statements be included in the Company's Annual Report on Form 10-K for the last fiscal year for filing with the Commission.

         The Committee has reviewed and assessed the adequacy of the Charter.

         A copy of the Charter is included as an appendix to this proxy statement.

The Committee also reviews and recommends the salary and bonus of the Company's chief executive officer. The Audit and Compensation Committee had two meetings in 2001.

     The Company pays each of its Directors $8,000 per year as a director fee. The members of the Audit and Compensation Committee are paid $300 per meeting attended.

     There is in effect a Resolution of the Board of Directors pursuant to which any Director of the Company or any of the subsidiary companies may purchase up to 25,000 treasury shares of company stock at the closing bid on the American Stock Exchange on the date of the exercise of such election to purchase. In the calendar year 2001, there was a total of 15,500 shares purchased from the Company pursuant to this Resolution.


                    PRINCIPAL ACCOUNTING FIRM FEES

     The following table sets forth the aggregate fees billed to the Company for the fiscal year ended December 31, 2001 by the Company's principal accounting firm, J.D. Cloud & Co. L.L.P.

         Audit Fees                                   $119,480
         All Other Fees(a)                            $ 25,867(a)(b)

                                       Total          $145,347

(a) Includes fees for tax consulting and other non-audit services.

(b) The Audit Committee has considered whether the provision of these services is compatible with maintaining the principal accountant's independence.

                   AUDIT AND COMPENSATION COMMITTEE REPORT ON
                           EXECUTIVE COMPENSATION

                      Committee's Compensation Policy

     It is the policy of the Audit and Compensation Committee that the Company's Executive Officers should be compensated in accordance with the responsibilities of their position, and their performance in office. Included among the factors considered by the Compensation Committee in carrying out such compensation policies are the historical compensation paid officers of this Company and the compensation paid to executives in similar positions in other companies as well as performance in the fiscal year in question compared to prior fiscal years. The Committee reviews all relevant factors relating to such performance, including the general economic climate and the climate of the particular industries in which this Company is involved.

     In carrying out the foregoing policies, the Committee also used the factors and criteria set forth hereinafter in determining the annual compensation of the Chief Executive Officer and President of the Company for 2001 and his salary for 2002. The position of Chief Executive Officer and President is held by a single individual, Mr. Benjamin Gettler.

     The Company currently has only one officer who is paid over $100,000 per year compared to three such officers prior to Mr. Gettler assuming the position of Chief Executive Officer and President following the death of then C.E.O. Lloyd Miller in April, 1990. Those offices were combined and Mr. Gettler has carried out the duties of all three offices.

     The year 2001 has been a very stressful year for the Company and its Chief Executive Officer despite which the earnings of the Company have continued to be more than sufficient to continue the regular dividend payments and to lay the basis for future changes which we anticipate will be beneficial to the Company and its shareholders.

During the past three years, Mr. Gettler's annual compensation has been as follows:
              Year           Salary         Bonus         Total
              ----           ------         -----         -----
              2001          $275,000        $     -       $      -
              2000           275,000         25,000        300,000
              1999           275,000         25,500        300,000


Mr. Gettler has requested that there be no increase in his salary. Further, he has pointed out that it is necessary for the Company to conserve its cash. Accordingly, the Committee has determined that a bonus for the Year 2001 should be provided to Mr. Gettler in the form of Company common stock, namely 1,000 shares of such stock. The Committee also has determined to keep Mr. Gettler's base salary at the same live in 2002 as in 2001, namely $275,000.

          Audit and Compensation Committee, November 26, 2001

Leonard Aconsky   Edward B. Kerin   Stanley I. Rafalo, Committee Members


                   INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

     The principal accountant of the Company is J. D. Cloud & Co. L.L.P., certified public accountants. That firm has acted as the principal accountant of the Company since 1956. At the meeting of the Board of Directors following the May, 2001 meeting, the Board again selected that firm to continue to serve as the Company's principal independent public accountants. The practice of the Board of Directors in making a selection at such meeting has been followed by the Company since 1956. The same practice will be followed after the May, 2002 Annual Meeting of Shareholders. Management is not aware of any intended change of principal independent public accountants. Representatives of J.D. Cloud & Co. L.L.P. are not expected to attend the Annual Meeting.


                       PROPOSALS OF SECURITY HOLDERS

     No shareholder proposals will be considered at this year's annual meeting.

     In the event that any security holder intends to present a proposal at the 2003 annual meeting of the Company and such security holder desires that the proposal be included in the Company's proxy statement and form of proxy relating to that meeting, such proposal must be received by the Company by no later than 4:30 P.M. December 1, 2002.


                                  GENERAL

     The Company, as of March 29, 2002 had outstanding 1,102,105 shares of capital stock, each of which is entitled to one vote. The record date for determining shareholders entitled to notice and to vote at the meeting is close of business March 29, 2002.

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

                                              /s/BENJAMIN GETTLER
                                              ---------------------------
                                              Chairman of the Board
                                                  and President

                               APPENDIX

                        AUDIT COMMITTEE CHARTER

The Audit Committee ("the Committee"), of the Board of Directors ("the Board") of Vulcan International Corporation ("the Company"), will have the oversight responsibility, authority and specific duties as described below:


                              COMPOSITION

The Committee will be comprised of three or more directors as determined by the Board. The members of the Committee will meet the independence and experience requirements of the American Stock Exchange (AMEX). The members of the Committee will be elected annually at the organizational meeting of the full Board held in May and will be listed in the annual report to shareholders.


                            RESPONSIBILITY

The Committee is part of the Board. Its primary function is to assist the Board in fulfilling its oversight responsibilities with respect to
(i) the annual financial information to be provided to shareholders and Securities and Exchange Commission (SEC); (ii) the system of internal controls that management has established; and (iii) the internal and external audit process. The Committee should have a clear understanding with the independent accountants that they must maintain an open and transparent relationship with the Committee, and that the ultimate accountability of the independent accountants is to the Board and the Committee. The Committee will make regular reports to the Board concerning its activities.


                              AUTHORITY

Subject to the prior approval of the Board, the Committee is granted the authority to investigate any matter or activity involving financial accounting and financial reporting, as well as the internal controls of the Company. All employees will be directed to cooperate with respect thereto as requested by members of the Committee.


                               MEETINGS

The Committee is to meet as many times as the Committee deems necessary to carry out its duties as set forth herein. The Committee is to meet in separate executive sessions with the chief financial officer, independent accountants and internal audit as it deems appropriate.

                              ATTENDANCE

Committee members will strive to be present at all meetings. As necessary or desirable, the Committee Chair may request that members of management and representatives of the independent accountants and internal audit be present at Committee meetings.


                           SPECIFIC DUTIES

In carrying out its oversight responsibilities, the Committee will:

     1. Review and reassess the adequacy of this charter annually and recommend any proposed changes to the Board for approval. This should be done in compliance with applicable AMEX Audit
         Committee Requirements.

     2. Review with the Company's management, internal audit and independent accountants the Company's accounting and financial reporting controls.

     3. Review with the Company's management, internal audit and independent accountants significant accounting and reporting principles, practices and procedures applied by the Company in preparing its financial statements.

     4. Review the scope and general extent of the independent accountant's annual audit. The Committee's review should include an explanation from the independent accountants of the factors considered by the accountants in determining the audit scope, including the major risk factors. The independent accountants should confirm to the Committee that no limitations have been placed on the scope or nature of their audit procedures.

     5. Inquire as to the independence of the independent accountants and obtain from the independent accountants, at least annually, a formal written statement delineating all relationships between the independent accountants and the Company as contemplated by Independence Standards Board Standard No. 1, Independence Discussions with Audit Committees.

     6. Have a predetermined arrangement with the independent accountants that they will advise the Committee of any matters identified through procedures followed for interim quarterly financial statements, and that such notification as required under standards for communication with Audit Committees is to be made prior to the related press release or, if not practicable, prior to filing Forms 10-Q.

     7. At the completion of the annual audit, review with management, internal audit and the independent accountants the following:

               - The annual financial statements and related footnotes and financial information to be included in the Company's annual report to the shareholders and on Form 10-K.

               - Results of the audit of the financial statements and the related report thereon and, if applicable, a report on changes during the year in accounting principles and their application.

              - Significant changes to the audit plan, if any, and any serious disputes or difficulties with management encountered during the audit.

              - Other communications as required to be communicated by the independent accountants by Statement of Auditing Standards (SAS) No. 61 as amended by SAS No. 90 relating to the conduct of the audit.

         If deemed appropriate after such review and discussion, recommend to the Board that the financial statements be included in the Company's annual report on Form 10-K.

     8. After preparation by management and review by internal audit and independent accountants, approve the report required under SEC rules to be included in the Company's annual proxy statement.

     9. Discuss with the independent accountants the quality of the Company's financial and accounting personnel. Also, elicit the comments of management regarding the responsiveness of the independent accountants to the Company's needs.

    10. Meet with management, internal audit and the independent accountants to discuss any relevant significant recommendations that the independent accountants may have, if any, particularly those characterized as 'material' or 'serious'.

    11. Recommend to the Board the selection, retention or termination of the Company's independent accountants.

                     VULCAN INTERNATIONAL CORPORATION

                                 PROXY

     The undersigned hereby appoints Leonard Aconsky, Thomas D. Gettler, and Dr. Stanley I. Rafalo, or any of them with full power of substitution, as the proxies of the undersigned to vote at the Annual Meeting of Shareholders of Vulcan International Corporation to be held at 1151 E. College St., Clarksville, Tennessee, on Thursday, May 9, 2002 at 9:00 a.m. and at any adjournment thereof, all the shares of stock of the Company the undersigned would be entitled to vote if personally present, hereby granting to each of them full power and authority to act for and in the name of the undersigned at said meeting and adjournments upon the following:


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

Please mark your votes as indicated in this example      X
                                                       ------


(2) In their discretion, the proxies are authorized to vote upon such other business as may properly come before the meeting.


THIS PROXY, SOLICITED BY THE BOARD OF DIRECTORS WILL BE VOTED AS INSTRUCTED, UNLESS OTHERWISE INDICATED. THIS PROXY WILL BE PRESUMED TO BE GRANTS ON ITEM
(1), AND FOR ON ITEM (2).                                      ------
         ---

                                 Dated                           ,2002
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

                               Exhibit 21

                    VULCAN INTERNATIONAL CORPORATION

                     SUBSIDIARIES OF THE REGISTRANT

                          At December 31, 2001


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

                               EXHIBIT 99.1


                 INDEPENDENT AUDITORS' REPORT ON SCHEDULE



To the Board of Directors
Vulcan International Corporation
Wilmington, Delaware


We have audited the consolidated financial statements of Vulcan International Corporation and subsidiaries as of December 31, 2001 and 2000, and for each of the three years in the period ended December 31, 2001, and have issued our report thereon dated February 14, 2002, such consolidated financial statements and report are included in Part IV, Item 14(a)1 of this Form 10-K and the 2001 Annual Report to Shareholders and are incorporated herein by reference. Our audit also included the financial statement schedule of Vulcan International Corporation and subsidiaries listed in Part IV, Item 14(a)2. The financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information therein set forth.





                                                /s/ J.D. CLOUD & CO. L.L.P.
                                                ----------------------------
                                                Certified Public Accountants

Cincinnati, Ohio
February 14, 2002

                               EXHIBIT 99.2
                                                                  Schedule II

              VULCAN INTERNATIONAL CORPORATION AND SUBSIDIARIES

                      VALUATION AND QUALIFYING ACCOUNTS



                                               2001        2000      1999
The following reserve is deducted in
the balance sheet from the asset to
which it applies


Reserve for Doubtful Accounts
 Receivable:


Balance at Beginning of Period                $152,974    158,844    256,211


 Additions:
  (1)  Charged to costs and expenses            24,000    188,829     12,000
  (2)  Charged to Other Accounts                     -          -         -

 Deductions:
  Write off of bad debts                        85,607    194,699    109,367
                                               -------    -------    -------

Balance at End of Period                      $ 91,367    152,974    158,844
                                               =======    =======    =======

                              EXHIBIT 99.3

                    VULCAN-BRUNSWICK BOWLING PIN COMPANY

                            FINANCIAL STATEMENTS

                    For the year ended December 31, 2001


















                                       J.D. CLOUD & CO. L.L.P.
                                     CERTIFIED PUBLIC ACCOUNTANTS
                                          CINCINNATI, OHIO

                       INDEPENDENT AUDITORS' REPORT




To the Partners
Vulcan-Brunswick Bowling Pin Company
Antigo, Wisconsin

We have audited the accompanying balance sheets of Vulcan-Brunswick Bowling Pin Company as of December 31, 2001 and 2000, and the related statements of income for the four months ended April 27, 2001, and the eight months ended December 31, 2001 and the related statements of income, partners' capital, and cash flows for the years ended December 31, 2001 and 2000. These financial statements are the responsibility of the Joint Venture's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Vulcan-Brunswick Bowling Pin Company at December 31, 2001 and 2000, and the results of its operations and its cash flows for the periods and years then ended, in conformity with U.S. generally accepted accounting principles.




                                            /s/ J.D. CLOUD & CO. L.L.P.
                                            ----------------------------
                                            Certified Public Accountants


Cincinnati, Ohio
February 4, 2002

                   VULCAN-BRUNSWICK BOWLING PIN COMPANY
                             BALANCE SHEETS
                      At December 31, 2001 and 2000

    - ASSETS -                                     2001             2000
CURRENT ASSETS:
  Cash                                        $  174,004          116,119
  Accounts receivable                            870,982          535,571
  Inventories                                    595,479          685,669
  Prepaid expense                                      -            6,301
                                               ---------        ---------
       TOTAL CURRENT ASSETS                    1,640,465        1,343,660
                                               ---------        ---------
PROPERTY, PLANT AND EQUIPMENT:
  Land                                            72,251           72,251
  Buildings and improvements                   4,041,403        4,026,487
  Machinery and equipment                      4,985,292        4,975,927
                                               ---------        ---------
       Total                                   9,098,946        9,074,665
    Less - Accumulated depreciation            6,345,132        6,038,509
                                               ---------        ---------
       NET PROPERTY, PLANT AND EQUIPMENT       2,753,814        3,036,156
                                               ---------        ---------
OTHER ASSETS:
  Product development costs and other
    intangibles - at cost (less accumulated
    amortization; 2001 - $1,075,732;
    2000 - $981,844)                           2,674,640        2,768,528
  Other                                          157,744          175,936
                                               ---------        ---------
       TOTAL OTHER ASSETS                      2,832,384        2,944,464
                                               ---------        ---------
          TOTAL ASSETS                        $7,226,663        7,324,280
                                               =========        =========

     - LIABILITIES AND PARTNERS' CAPITAL -
CURRENT LIABILITIES:
  Accounts payable                            $   86,012           94,060
  Accrued expenses -
     Salaries and wages                           72,374           89,907
     Taxes and other                              90,364           95,916
                                               ---------        ---------
       TOTAL CURRENT LIABILITIES                 248,750          279,883
                                               ---------        ---------
PARTNERS' CAPITAL                              6,977,913        7,044,397
                                               ---------        ---------
          TOTAL LIABILITIES AND
             PARTNERS' CAPITAL                $7,226,663        7,324,280
                                               =========        =========

The accompanying notes to financial statements are an integral part of this statement.

                                    -71-

                   VULCAN-BRUNSWICK BOWLING PIN COMPANY
                          STATEMENTS OF INCOME
               For the years ended December 31, 2001 and 2000

                            Four months    Eight Months
                               Ended          Ended
                             April 27,     December 31,    Total
                                2001          2001         2001        2000

NET SALES                   $1,704,530     2,473,386    4,177,916    9,261,854
                             ---------     ---------    ---------    ---------
COST AND EXPENSES:
  Cost of sales              1,566,553     2,385,249    3,951,802    8,434,507
  Administrative                10,000       100,000      110,000       30,000
                             ---------     ---------    ---------    ---------
     TOTAL COST AND
      EXPENSES               1,576,553     2,485,249    4,061,802    8,464,507
                             ---------     ---------    ---------    ---------
     INCOME FROM
      OPERATIONS               127,977       (11,863)     116,114      797,347

OTHER INCOME - NET               5,539        11,863       17,402       24,025
                             ---------     ---------    ---------    ---------
     NET INCOME             $  133,516             -      133,516      821,372
                             =========     =========    =========    =========


The accompanying notes to financial statements are an integral part of this statement.

                   VULCAN-BRUNSWICK BOWLING PIN COMPANY
                     STATEMENTS OF PARTNERS' CAPITAL
              For the years ended December 31, 2001 and 2000

                                     VULCAN         BRUNSWICK     TOTAL
                                   BOWLING PIN     BOWLING PIN   PARTNERS'
                                     COMPANY       CORPORATION    CAPITAL

BALANCE - JANUARY 1, 2000           $3,529,512      3,529,513    7,059,025

  Add - Net income                     410,686        410,686      821,372
  Less - Distributions                (418,000)      (418,000)    (836,000)
                                     ---------      ---------    ---------
BALANCE - DECEMBER 31, 2000          3,522,198      3,522,199    7,044,397

  Add - Net income                      66,758         66,758      133,516
  Less - Distributions                (100,000)      (100,000)    (200,000)
                                     ---------      ---------    ---------
BALANCE - DECEMBER 31, 2001         $3,488,956      3,488,957    6,977,913
                                     =========      =========    =========



The accompanying notes to financial statements are an integral part of this statement.

                   VULCAN-BRUNSWICK BOWLING PIN COMPANY
                        STATEMENTS OF CASH FLOWS
              For the years ended December 31, 2001 and 2000

                                                      2001           2000

CASH FLOWS FROM OPERATING ACTIVITIES:
  Cash received from customers                   $ 3,842,505      9,191,250
  Cash paid to suppliers and employees            (3,577,741)    (8,277,981)
  Interest received                                   17,402         23,900
                                                   ---------      ---------
     NET CASH FLOWS FROM OPERATING ACTIVITIES        282,166        937,169
                                                   ---------      ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property, plant and equipment          (24,281)       (98,241)
                                                   ---------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash distributions to partners                    (200,000)      (836,000)
                                                   ---------      ---------
     NET INCREASE IN CASH AND CASH
         EQUIVALENTS                                  57,885          2,928

CASH AND CASH EQUIVALENTS AT BEGINNING
  OF YEAR                                            116,119        113,191
                                                   ---------      ---------
CASH AND CASH EQUIVALENTS AT END OF YEAR         $   174,004        116,119
                                                   =========      =========
RECONCILIATION OF NET INCOME TO NET CASH
  FLOWS FROM OPERATING ACTIVITIES:
    Net income                                   $   133,516        821,372
    Depreciation                                     306,623        338,525
    Amortization                                      93,888         93,888
    (Increase) in accounts receivable               (335,411)       (70,729)
    (Increase) decrease in inventories                90,190       (201,306)
    (Increase) decrease in prepaid expenses
     and other                                        24,493         (1,948)
    Decrease) in accounts payable and
     accrued expenses                                (31,133)       (42,633)
                                                   ---------      ---------
     NET CASH FLOWS FROM OPERATING
        ACTIVITIES                                $  282,166        937,169
                                                   =========      =========

The accompanying notes to financial statements are an integral part of this statement.

                   VULCAN-BRUNSWICK BOWLING PIN COMPANY
                      NOTES TO FINANCIAL STATEMENTS
                           December 31, 2001


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

PROPERTY, PLANT AND EQUIPMENT-
Property, plant and equipment are stated at cost. Depreciation is provided in amounts to relate the cost of depreciable assets to operations over their estimated useful lives using straight-line and accelerated methods over 15 to 39 years for buildings and improvements and 3 to 7 years for machinery and equipment.

INTANGIBLES-
Product development costs and other intangible assets consist principally of manufacturing technology and represent the fair market value assigned to such assets on the date the Joint Venture was formed. Intangible assets are amortized over 40 years on a straight-line basis.

Effective January 1, 2002, the Joint Venture will be required to adopt Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets. SFAS 142 will require that goodwill and certain other intangible assets no longer be amortized but be tested for impairment as defined in SFAS 142.

                   VULCAN-BRUNSWICK BOWLING PIN COMPANY
                      NOTES TO FINANCIAL STATEMENTS
                           December 31, 2001
                              (Continued)


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


NOTE 2 - INVENTORIES

Inventories at December 31, 2001 and 2000 consisted of:
                                             2001          2000
               Finished goods           $ 138,209       150,000
               Raw materials              206,032       196,185
               Work in process            237,014       314,873
               Supplies                    14,224        24,611
                                          -------       -------
                   Total                $ 595,479       685,669
                                          =======       =======

NOTE 3 - NOTE PAYABLE

The Joint Venture maintains a revolving credit agreement with its bank that provides for borrowings of up to $500,000 at the prime rate. Borrowings under the credit agreement are guaranteed by the Joint Venture's partners and are secured by a pledge of the general assets of the Joint Venture. There were no borrowings at December 31, 2001 and 2000.

                   VULCAN-BRUNSWICK BOWLING PIN COMPANY
                      NOTES TO FINANCIAL STATEMENTS
                           December 31, 2001
                              (Continued)


NOTE 4 - RETIREMENT PLAN

The Joint Venture maintains a defined benefit pension plan covering substantially all union employees.  The funded status and net periodic benefit cost recognized in the accompanying financial statements consisted of:
                                                2001            2000
    Change in benefit obligations:
     Benefit obligation - January 1,         $ 380,438         362,559
     Service cost                               12,822          18,509
     Interest cost                              29,261          26,453
     Actuarial (gain) loss                      34,836         (21,131)
     Settlements paid                         (168,589)              -
     Benefits paid                                   -          (5,952)
                                               -------         -------
        Benefit obligation December 31,        288,768         380,438
                                               -------         -------
    Change in plan assets:
     Fair value of plan assets - January 1,    458,384         419,294
     Actual return on plan assets               20,343          22,949
     Employer contributions                     10,583          22,093
     Settlements paid                         (168,589)              -
     Benefits paid                                   -          (5,952)
                                               -------         -------
        Fair value of plan assets -
         December 31,                          320,721         458,384
                                               -------         -------
        Funded status                           31,953          77,946

    Unrecognized net loss                       97,524          66,791
    Unrecognized prior service cost             24,860          27,325
    Unrecognized net transition obligation       3,407           3,874
                                               -------         -------
        Prepaid pension expense -
         December 31,                          157,744         175,936
                                               =======         =======
    Components of net periodic benefit costs:
     Service cost                               12,822          18,509
     Interest cost                              29,261          26,453
     Return on plan assets:
      Actual                                   (20,343)        (22,949)
      Deferred                                 (15,599)        (10,090)
     Recognition of previously
      unrecognized gain                         17,146               -
     Amortization of unrecognized net
      transition obligation                        468             468
     Amortization of prior service cost          2,465           2,465
     Amortization of unrecognized net loss       2,556           5,247
                                               -------         -------
        Periodic benefit cost                $  28,776          20,103
                                               =======         =======

                   VULCAN-BRUNSWICK BOWLING PIN COMPANY
                      NOTES TO FINANCIAL STATEMENTS
                           December 31, 2001
                              (Continued)


NOTE 4 - RETIREMENT PLAN  (Continued)

Pension plan assets are invested primarily in group annuity contracts valued at contract value. Significant actuarial assumptions used in the above computations include the following:

                                                        2001      2000
     Assumed discount rate                              7.50%    7.50%
     Expected long-term rate of return
       on plan assets                                   7.75%    7.75%
     Average remaining service period                18 years  18 years


NOTE 5 - RELATED PARTY TRANSACTIONS

The Joint Venture had 2001 and 2000 sales to Vulcan of approximately $905,000 and $1,743,000, respectively, and 2001 and 2000 sales to Brunswick of approximately $3,016,000 and $7,519,000, respectively. For the period from April 30, 2001 through December 31, 2001, Vulcan was solely responsible for the operations of the Joint Venture.

By agreement, the Joint Venture produced pins for Brunswick at an agreed-upon selling price. In addition, Brunswick contributed $256,900, included in sales in the statement of income, for its agreed portion of the operating expenses. The price paid for pins by Vulcan was based on the remaining operating costs and expenses, resulting in no income or loss for the period April 30 through December 31, 2001.

As indicated by the statement of income, the Joint Venture had net income of $133,516 for the period January 1 through April 30, 2001. As a result of the agreement, there was no income for the period April 30 through December 31, 2001.

The Joint Venture paid accounting and administrative fees of $110,000 and $30,000 to Vulcan in 2001 and 2000, respectively.

Accounts receivable from Brunswick amounted to $324,000 and $266,000 at December 31, 2001 and 2000, respectively. Accounts receivable from Vulcan amounted to $517,000 and $266,000 at December 31, 2001 and 2000, respectively.

                   VULCAN-BRUNSWICK BOWLING PIN COMPANY
                      NOTES TO FINANCIAL STATEMENTS
                           December 31, 2001
                              (Continued)


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

At December 31, 2001 approximately 90% of the Joint Venture's workforce was subject to a collective bargaining agreement that expires October 18, 2002.

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


Date:  March 29, 2002


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