Form 10-Q
period 2002-03-31
VULCAN INTERNATIONAL CORP
filed 2002-05-13
CIK 848446

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.   20549

                                   FORM 10-Q


         (Mark One)

         [ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended March 31, 2002

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

                                 1,102,105 shares

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

                            PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

                           VULCAN INTERNATIONAL CORPORATION
                         CONDENSED CONSOLIDATED BALANCE SHEETS
                                                  MARCH 31,    DECEMBER 31,
                                                    2002           2001
                                                  UNAUDITED
         -ASSETS-

CURRENT ASSETS:
  Cash                                          $ 2,678,726     2,493,733
  Marketable securities (At fair market value)   38,361,565    39,981,369
  Accounts receivable                             1,621,128     1,428,693
  Inventories                                       423,480       356,290
  Prepaid expense and tax                           107,736        73,610
                                                 ----------    ----------
        TOTAL CURRENT ASSETS                     43,192,635    44,333,695
                                                 ----------    ----------
PROPERTY, PLANT AND EQUIPMENT-at cost            11,812,397    11,688,951
  Less-Accumulated depreciation and depletion     9,613,182     9,571,475
                                                 ----------    ----------
        NET PROPERTY, PLANT AND EQUIPMENT         2,199,215     2,117,476
                                                 ----------    ----------
OTHER ASSETS:
  Investment in joint venture                       138,007        69,010
  Marketable securities (At fair market value)   40,527,444    37,040,858
  Deferred charges and other assets               5,579,268     5,536,448
                                                 ----------    ----------
        TOTAL OTHER ASSETS                       46,244,719    42,646,316
                                                 ----------    ----------
                TOTAL ASSETS                    $91,636,569    89,097,487
                                                 ==========    ==========

     -LIABILITIES AND SHAREHOLDERS' EQUITY-

CURRENT LIABILITIES:
  Deferred income tax                           $ 9,951,589    10,480,454
  Other                                           6,794,251     6,552,174
                                                 ----------    ----------
        TOTAL CURRENT LIABILITIES                16,745,840    17,032,628
                                                 ----------    ----------
OTHER LIABILITIES:
  Deferred income tax                            13,945,700    12,791,949
  Commitments and contingencies                           -             -
  Minority interest in partnership                   15,746        15,251
  Other liabilities                                  37,470        37,470
                                                 ----------    ----------
        TOTAL OTHER LIABILITIES                  13,998,916    12,844,670
                                                 ----------    ----------



SHAREHOLDERS' EQUITY:
  Capital stock                                     249,939       249,939
  Additional paid-in capital                      8,205,825     8,191,065
  Retained earnings                              26,983,479    26,562,597
  Accumulated other comprehensive income         47,834,713    46,599,325
                                                 ----------    ----------
                                                 83,273,956    81,602,926
    Less-Common stock in treasury-at cost        22,382,143    22,382,737
                                                 ----------    ----------
        TOTAL SHAREHOLDERS' EQUITY               60,891,813    59,220,189
                                                 ----------    ----------
                TOTAL LIABILITIES
                  AND SHAREHOLDERS' EQUITY      $91,636,569    89,097,487
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

                           PART I - FINANCIAL INFORMATION
                                       (Continued)

Item 1.  Financial Statements.

                          VULCAN INTERNATIONAL CORPORATION
                     CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                             For the three months ended
                                      UNAUDITED

                                                      MARCH 31,   MARCH 31,
                                                        2002        2001
REVENUES:
  Net sales                                         $ 2,366,706   2,193,172
  Dividends                                             571,631     532,999
                                                      ---------   ---------
     TOTAL REVENUES                                   2,938,337   2,726,171
                                                      ---------   ---------
COST AND EXPENSES:
  Cost of sales                                       2,139,924   2,255,959
  General and administrative                            479,514     406,706
  Interest expense                                       47,326      98,744
                                                      ---------   ---------
     TOTAL COST AND EXPENSES                          2,666,764   2,761,409
                                                      ---------   ---------
EQUITY IN JOINT VENTURE INCOME AND
 MINORITY INTEREST                                       68,503      65,670
                                                      ---------   ---------
     INCOME BEFORE GAIN ON SALE OF ASSETS               340,076      30,432

NET GAIN ON SALE OF PROPERTY AND EQUIPMENT              426,702     835,136
                                                      ---------   ---------
     INCOME FROM CONTINUING OPERATIONS
      BEFORE INCOME TAXES                               766,778     865,568

INCOME TAX PROVISION                                    125,475     166,431
                                                      ---------   ---------
          NET INCOME                                $   641,303     699,137
                                                      =========   =========

NET INCOME PER COMMON SHARE                         $       .58         .62
                                                      =========   =========

DIVIDENDS PER COMMON SHARE                          $       .20         .20
                                                      =========   =========

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                             PART I - FINANCIAL INFORMATION
                                       (Continued)
Item 1.  Financial Statements.

                            VULCAN INTERNATIONAL CORPORATION
                     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           For the three months ended March 31,
                                        UNAUDITED
                                                         2002         2001
CASH FLOWS FROM OPERATING ACTIVITIES:
  Cash received from customers                      $ 2,166,271    2,291,062
  Cash paid to suppliers and employees               (2,641,010)  (2,641,490)
  Dividends received                                    571,631      532,999
  Interest paid                                         (15,298)     (34,451)
                                                      ---------    ---------
     NET CASH FLOWS FROM OPERATING ACTIVITIES            81,594      148,120
                                                      ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of property, equipment
   and securities                                       432,865      799,353
  Purchase of property and equipment                   (164,052)      (1,329)
  Collections on notes receivable and other              39,653       27,899
  Cash distribution from joint venture                        -      100,000
                                                      ---------    ---------
     NET CASH FLOWS FROM INVESTING ACTIVITIES           308,466      925,923
                                                      ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings (repayments) under credit
   agreement                                                  -     (350,000)
  Sale of treasury shares                                19,885            -
  Purchase of common shares                              (4,531)    (166,811)
  Cash dividends paid                                  (220,421)    (226,945)
                                                      ---------    ---------
     NET CASH FLOWS FROM FINANCING ACTIVITIES          (205,067)    (743,756)
                                                      ---------    ---------
     INCREASE (DECREASE) IN CASH AND
      CASH EQUIVALENTS                                  184,993      330,287

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD      2,493,733    1,008,649
                                                      ---------    ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD           $2,678,726    1,338,936
                                                      =========    =========
RECONCILIATION OF NET INCOME TO
  NET CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                        $  641,303      699,137
   Adjustments-
     Depreciation and amortization                       81,482       96,672
     Deferred income taxes                              (11,527)      24,759
     Equity in joint venture income and minority
      interest                                          (68,503)     (65,670)



     Net gain on sale of property and marketable
      securities                                       (426,702)    (806,233)
     (Increase) decrease in accounts receivable        (200,435)      97,890
     (Increase) decrease in inventories                 (67,190)     132,589
     Increase (decrease) in accounts payable,
      accrued expenses and other assets                 133,166      (31,024)
                                                      ---------    ---------
        NET CASH FLOWS FROM OPERATING ACTIVITIES     $   81,594      148,120
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

                         PART I - FINANCIAL INFORMATION
                                  (Continued)

Item 1.  Financial Statements.

                         VULCAN INTERNATIONAL CORPORATION
               SCHEDULE SUPPORTING NET INCOME PER COMMON SHARE AND
                            DIVIDENDS PER COMMON SHARE
                                    UNAUDITED

                                                                 Exhibit "1"
                                                   Three months ended
                                                        March 31,
                                                  2002             2001

a) Net income                                  $  641,303          699,137
                                                =========        =========
b) Cash dividends on common shares             $  220,421          226,945
                                                =========        =========

Weighted Average Shares:

c) Common shares issued                         1,999,512        1,999,512
d) Common treasury shares                         897,425          864,491
                                                ---------        ---------
e) Common shares outstanding                    1,102,087        1,135,021
                                                =========        =========

f) Income per common share (a/e):              $      .58              .62

g) Dividends per common share                  $      .20              .20


The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                        PART I - FINANCIAL INFORMATION
                                  (Continued)

Item 1.  Financial Statements.

                       VULCAN INTERNATIONAL CORPORATION
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              For the three months ended March 31, 2002 and 2001


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

The Company recorded an estimated liability of $2,981,000, net of $1,734,000 tax, for the judgment, accrued interest for past costs and a discounted present value for estimated future costs in connection with the site. This estimated liability was calculated based on the "Final Judgment" and using other information provided by the U.S. EPA. The Company expensed $151,000, after tax, for the year ended December 31, 2001 and $31,000, after tax, for the three months ended March 31, 2002, for accrued interest and amortization of estimated future costs related to this matter.

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

The Company was advised by the U.S. Environmental Protection Agency several years ago that it was one of at least 122 large generator potentially responsible parties ("PRPs") with regard to remediation of the Union Chemical Company, Inc. Site, South Hope, Maine, where the potential joint and several liability was in the range of $15 million. The Company, along with many other PRPs, entered into a consent agreement with U.S. EPA to remediate the Site, and the Company is now a party to a Remedial Design/Remedial Action Trust Agreement for the purpose of undertaking clean-up responsibilities at the Site. Most of the remedial work has now been completed. In 2000, PRPs estimated the additional funds in the range of $1 million would be required

                        PART I - FINANCIAL INFORMATION
                                  (Continued)

Item 1.  Financial Statements.

                       VULCAN INTERNATIONAL CORPORATION
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              For the three months ended March 31, 2002 and 2001
                                    (Continued)


to complete remediation of the Site. The Company's estimated share of that amount was approximately $5,000 and was paid in 2000. If the projected cost of the remaining remediation tasks remains at approximately $1 million, the Company will not have additional payments. There may be other potential clean-up liabilities at other sites of which the Company has no specific knowledge.

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

There were no securities of the Registrant sold by the Registrant during the three months ended March 31, 2002, that were not registered under the Securities Act of 1933, in reliance upon an exemption from registration provided by Section 4(2) of the Act.

                        PART I - FINANCIAL INFORMATION
                                  (Continued)

Item 1.  Financial Statements.

                       VULCAN INTERNATIONAL CORPORATION
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              For the three months ended March 31, 2002 and 2001
                                    (Continued)


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

INVENTORIES

                                                 MARCH 31,     DECEMBER 31,
                                                   2002            2001
                                                 UNAUDITED
        Inventories consisted of:
          Finished goods                        $ 109,882        142,846
          Work in process                          99,182         64,853
          Raw materials                           214,416        148,591
                                                  -------        -------
                Total inventories               $ 423,480        356,290
                                                  =======        =======

COMPREHENSIVE INCOME

During the three months ended March 31, 2002 and 2001 total other comprehensive income (loss) was as follows:

                                                    2002          2001
     Net income                                $   641,303      699,137
     Other comprehensive income, net of tax:
      Unrealized gain (loss) on marketable
       securities                                1,290,388   (4,942,435)
     Less: reclassification adjustment for
           gains included in net income            (55,000)    (274,572)
                                                 ---------    ---------
          Total comprehensive income (loss)    $ 1,876,691   (4,517,870)
                                                 =========    =========

                        PART I - FINANCIAL INFORMATION
                                  (Continued)

Item 1.  Financial Statements.

                        VULCAN INTERNATIONAL CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               For the three months ended March 31, 2002 and 2001
                                   (Continued)

Accumulated comprehensive income consists of unrealized holding gains on securities available for sale of $47,834,713 at March 31, 2002 and $46,599,325 at December 31, 2001.


BUSINESS SEGMENT INFORMATION

Reportable segments for the three months ended March 31 are as follows:
                                                   2002               2001
    NET SALES FROM CONTINUING OPERATIONS:
      Rubber and Foam Products                 $1,736,152          1,533,393
      Bowling Pins                                532,117            610,082
      Real Estate Operations                      254,041            306,440
      Intersegment net sales                      (27,352)           (58,304)
                                                ---------          ---------
                                                2,494,958          2,391,611
      Timber sales reported in gain on
       sale of property and equipment            (128,252)          (198,439)
                                                ---------          ---------
           TOTAL SALES FROM CONTINUING
            OPERATIONS                         $2,366,706          2,193,172
                                                =========          =========
    OPERATING PROFIT (LOSS) FROM
     CONTINUING OPERATIONS:
      Rubber and Foam Products                 $  (43,394)          (338,718)
      Bowling Pins                                 43,128             51,535
      Real Estate Operations                      117,814            160,228
                                                ---------          ---------
           TOTAL OPERATING (LOSS) FROM
            CONTINUING OPERATIONS                 117,548           (126,955)

    Interest expense - net                        (47,326)           (98,744)
    Other unallocated corporate income - net      696,556          1,091,267
    Income tax provision                         (125,475)          (166,431)
                                                ---------          ---------
           NET INCOME                          $  641,303            699,137
                                                =========          =========

                         PART I - FINANCIAL INFORMATION
                                  (Continued)

Item 1.  Financial Statements.

                        VULCAN INTERNATIONAL CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               For the three months ended March 31, 2002 and 2001
                                   (Continued)




REVIEW BY INDEPENDENT ACCOUNTANTS
The condensed consolidated financial statements at March 31, 2002, and for the three-month period then ended have been reviewed, prior to filing, by the Registrant's independent accountants, J.D. Cloud & Co. L.L.P., whose report covering their review of the financial statements is included in this report.

                        INDEPENDENT ACCOUNTANTS' REPORT


To the Board of Directors
Vulcan International Corporation
Wilmington, Delaware

We have reviewed the accompanying condensed consolidated balance sheet of Vulcan International Corporation and subsidiaries as of March 31, 2002, and the related condensed consolidated statements of income and cash flows for the three-month periods ended March 31, 2002 and 2001. These financial statements are the responsibility of the Company's management.

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

We have audited, in accordance with U.S. generally accepted auditing standards, the consolidated balance sheet of Vulcan International Corporation and subsidiaries as of December 31, 2001, and the related consolidated statements of income, shareholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated February 14, 2002, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2001, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.




                                                J.D. CLOUD & CO. L.L.P.
                                                Certified Public Accountants

Cincinnati, Ohio
May 2, 2002

                         PART I - FINANCIAL INFORMATION
                                  (Continued)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


Net sales revenue from continuing operations for the three months ended
March 31, 2002, increased $173,534 or 7.9% over the corresponding period in 2001. Cost of sales decreased $116,035 or 5.1% during the three months ended March 31, 2002 compared to the corresponding period in 2001. These changes are primarily due to increased sales and decreased costs in the Company's Rubber and Foam segment.

General and administrative expenses increased $72,808 or 17.9% in the three months ended March 31, 2002, as compared to the corresponding period in 2001. This increase is primarily due to increased professional fees relating to environmental matters.

Interest expense decreased $51,418 for the three months ended March 31, 2002. This decrease is due to decreased borrowings under the Company's line of credit agreement. Interest of $32,028 was incurred for the accrued EPA liabilities.

Gains on the sale of property, equipment and securities were $426,702 for the three months ended March 31, 2002, as compared to $835,136 for the corresponding period in 2001. Gains in 2002 and 2001 were the result of sales of marketable securities, timber and equipment.

The Company has a 50% interest in a joint venture, Vulcan Brunswick Bowling Pin Company (VBBPC) which manufactures bowling pins in Antigo, Wisconsin for Brunswick and the Company. The Company's investment in VBBPC is included in other assets at March 31, 2002.

Summarized income statement information for VBBPC consists of the following:
                                                     Three Months ended
                                                          March 31,
                                                    2002             2001

        Net sales                               $1,517,939        1,315,901
        Costs and expenses                       1,379,945        1,185,085
                                                 ---------        ---------
        Net income                              $  137,994          130,816
                                                 =========        =========
        Company's 50% equity in net income      $   68,997           65,408
                                                 =========        =========

                         PART I - FINANCIAL INFORMATION
                                  (Continued)


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


LIQUIDITY AND CAPITAL RESOURCES

The Company's cash requirements during the first quarter of 2002 were funded in part through earnings and noncash charges such as depreciation and amortization and from the sale of timber and equipment. The cash from these transactions was primarily used in operations. The Company expects to continue, when necessary, to use short-term borrowings to meet cash requirements not fully provided by earnings, depreciation and amortization. During the three months ended March 31, 2002, 114 shares of treasury stock were acquired for $4,532 and 500 shares of treasury stock were sold to a director for $19,885 pursuant to the right of any director to purchase up to 25,000 shares at market price in any 12 month period. There were approximately $14,500 of commitments for capital expenditures as of March 31, 2002.



Item 3.     Quantitative and Qualitative Disclosures about Market Risks.

There have been no significant changes in the Company's market risk, primarily associated with marketable securities, since December 31, 2001.

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

The Company recorded an estimated liability of $2,981,000, net of $1,734,000 tax, for the judgment, accrued interest for past costs and a discounted present value for estimated future costs in connection with the site. This estimated liability was calculated based on the "Final Judgment" and using other information provided by the U.S. EPA. The Company expensed $151,000, after tax, for the year ended December 31, 2001 and $31,000, after tax, for the three months ended March 31, 2002, for accrued interest and amortization of estimated future costs related to this matter.

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

The Company was advised by the U.S. Environmental Protection Agency several years ago that it was one of at least 122 large generator potentially responsible parties ("PRPs") with regard to remediation of the Union Chemical Company, Inc. Site, South Hope, Maine, where the potential joint and several liability was in the range of $15 million. The Company, along with many other PRPs, entered into a consent agreement with U.S. EPA to remediate the Site, and the Company is now a party to a Remedial Design/Remedial Action Trust Agreement for the purpose of undertaking clean-up responsibilities at the Site. Most of the remedial work has now been completed. In 2000, PRPs estimated the additional funds in the range of $1 million would be required

                     PART II - OTHER INFORMATION
to complete remediation of the Site. The Company's estimated share of that amount was approximately $5,000 and was paid in 2000. If the projected cost of the remaining remediation tasks remains at approximately $1 million, the Company will not have additional payments. There may be other potential clean-up liabilities at other sites of which the Company has no specific knowledge.

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

The Company and its subsidiaries are party to other matters and claims which are normal in the course of operations. While the results of litigation and claims cannot be predicted with certainty, based on advice of counsel, the Company believes that the final outcome of such matters will not have a materially adverse effect on its consolidated financial condition.

                     PART II - OTHER INFORMATION



Item 6.     Exhibits and Reports on Form 8-K.

     a.     Exhibits

             None


     b. The Company was not required to file Form 8-K for the quarter ended March 31, 2002.

                       PART II - OTHER INFORMATION
                               (Continued)




                                SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     VULCAN INTERNATIONAL CORPORATION


                                  By:  /s/ Benjamin Gettler
                                       ----------------------------------
    Date   May 13, 2002                 Benjamin Gettler
                                        Chairman of the Board, President
                                          and Chief Executive Officer

                                  By:  /s/ Vernon E. Bachman
                                       -----------------------------------
    Date   May 13, 2002                 Vernon E. Bachman
                                        Vice President, Secretary-Treasurer
                                          and Principal Accounting Officer