Form 10-Q
period 2002-06-30
VULCAN INTERNATIONAL CORP
filed 2002-08-12
CIK 848446

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.   20549

                                   FORM 10-Q

         (Mark One)

         [ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended June 30, 2002

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

Outstanding shares of no par value common stock at June 30, 2002:

                                 1,098,105 shares

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

                            PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

                           VULCAN INTERNATIONAL CORPORATION

                         CONDENSED CONSOLIDATED BALANCE SHEETS
                                                   JUNE 30,    DECEMBER 31,
                                                     2002          2001
                                                  UNAUDITED
         -ASSETS-

CURRENT ASSETS:
  Cash                                         $  2,037,354     2,493,733
  Marketable securities (At fair market value)   34,056,058    39,981,369
  Accounts receivable                             1,760,930     1,428,693
  Inventories                                       645,768       356,290
  Prepaid expense and tax                           113,435        73,610
                                                 ----------   -----------
        TOTAL CURRENT ASSETS                     38,613,545    44,333,695
                                                 ----------   -----------
PROPERTY, PLANT AND EQUIPMENT-at cost            11,700,033    11,688,951
  Less-Accumulated depreciation and depletion     9,469,749     9,571,475
                                                 ----------   -----------
        NET PROPERTY, PLANT AND EQUIPMENT         2,230,284     2,117,476
                                                 ----------   -----------
OTHER ASSETS:
  Investment in joint venture                             -        69,010
  Marketable securities (At fair market value)   34,457,225    37,040,858
  Deferred charges and other assets               5,621,608     5,536,448
                                                 ----------   -----------
        TOTAL OTHER ASSETS                       40,078,833    42,646,316
                                                 ----------   -----------
                TOTAL ASSETS                   $ 80,922,662    89,097,487
                                                 ==========   ===========

     -LIABILITIES AND SHAREHOLDERS' EQUITY-

CURRENT LIABILITIES:
  Deferred income tax                          $  8,476,301    10,480,454
  Other                                           6,223,642     6,552,174
                                                 ----------   -----------
        TOTAL CURRENT LIABILITIES                14,699,943    17,032,628
                                                 ----------   -----------
OTHER LIABILITIES:
  Deferred income tax                            11,893,124    12,791,949
  Commitments and contingencies                           -             -
  Joint venture and minority interest
    in partnership                                  206,249        15,251
  Other liabilities                                  37,470        37,470
                                                 ----------   -----------
        TOTAL OTHER LIABILITIES                  12,136,843    12,844,670
                                                 ----------   -----------
SHAREHOLDERS' EQUITY:
  Capital stock                                     249,939       249,939
  Additional paid-in capital                      8,205,825     8,191,065
  Retained earnings                              27,197,692    26,562,597
  Accumulated other comprehensive income         40,981,563    46,599,325
                                                 ----------   -----------
                                                 76,635,019    81,602,926

    Less-Common stock in treasury-at cost        22,549,143    22,382,737
                                                 ----------   -----------
        TOTAL SHAREHOLDERS' EQUITY               54,085,876    59,220,189
                                                 ----------   -----------
                TOTAL LIABILITIES
                  AND SHAREHOLDERS' EQUITY     $ 80,922,662    89,097,487
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

                           PART I - FINANCIAL INFORMATION
                                       (Continued)

Item 1.  Financial Statements.

                          VULCAN INTERNATIONAL CORPORATION

                     CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                      UNAUDITED

                    For the six months ended      For the three months ended
                        June 30,     June 30,        June 30,      June 30,
                          2002         2001            2002          2001
REVENUES:
  Net sales            $4,580,483     4,382,334      2,213,777      2,189,162
  Dividends             1,146,033     1,084,602        574,402        551,603
                        ---------     ---------      ---------      ---------
    TOTAL REVENUES      5,726,516     5,466,936      2,788,179      2,740,765
                        ---------     ---------      ---------      ---------
COST AND EXPENSES:
  Cost of sales         4,160,321     4,207,573      2,020,397      1,951,614
  General and
   administrative         944,683       975,731        465,169        569,025
  Interest expense         93,014       170,218         45,688         71,474
                        ---------     ---------      ---------      ---------
    TOTAL COST AND
     EXPENSES           5,198,018     5,353,522      2,531,254      2,592,113
                        ---------     ---------      ---------      ---------
EQUITY IN JOINT
 VENTURE INCOME
 AND MINORITY
 INTEREST                 139,992        84,174         71,489         18,504
                        ---------     ---------      ---------      ---------
INCOME BEFORE
 GAIN ON SALE OF
 ASSETS                   668,490       197,588        328,414        167,156

NET GAIN ON SALE OF
 PROPERTY AND EQUIPMENT   568,390     2,017,900        141,688      1,182,764
                        ---------     ---------      ---------      ---------
     INCOME FROM
      CONTINUING
      OPERATIONS BEFORE
      INCOME TAXES      1,236,880     2,215,488        470,102      1,349,920

INCOME TAX PROVISION      160,944       494,785         35,469        328,354
                        ---------     ---------      ---------      ---------
     NET INCOME        $1,075,936     1,720,703        434,633      1,021,566
                        =========     =========      =========      =========

NET INCOME PER SHARE   $      .98          1.52            .40            .90
                        =========     =========      =========      =========
DIVIDENDS PER
 COMMON SHARE          $      .40           .40            .20            .20
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

                             PART I - FINANCIAL INFORMATION
                                       (Continued)
Item 1.  Financial Statements.

                            VULCAN INTERNATIONAL CORPORATION

                     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                For the six months ended
                                        UNAUDITED
                                                   JUNE 30,       JUNE 30,
                                                     2002           2001
CASH FLOWS FROM OPERATING ACTIVITIES:
  Cash received from customers                  $ 4,244,415       5,549,892
  Cash paid to suppliers and employees           (5,847,852)     (4,598,342)
  Dividends received                              1,146,033       1,084,602
  Interest paid                                     (15,298)        (50,930)
  Income taxes paid                                (145,000)       (220,000)
                                                   ---------       ---------
     NET CASH FLOWS FROM OPERATING ACTIVITIES      (617,702)      1,765,222
                                                  ---------       ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of property and equipment      583,945       2,084,808
  Purchase of property and equipment               (289,913)        (22,636)
  Cash distribution from joint venture              400,000         100,000
  Collections on notes receivable and other          59,779          56,262
                                                  ---------       ---------
     NET CASH FLOWS FROM INVESTING ACTIVITIES       753,811       2,218,434
                                                  ---------       ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings (repayments) under credit
   agreements                                             -      (1,700,000)
  Sale of treasury shares                            19,885               -
  Purchase of common shares                        (171,531)       (166,811)
  Cash dividends paid                              (440,842)       (453,889)
                                                  ---------       ---------
     NET CASH FLOWS FROM FINANCING ACTIVITIES      (592,488)     (2,320,700)
                                                  ---------       ---------
     INCREASE (DECREASE) IN CASH AND
      CASH EQUIVALENTS                             (456,379)      1,662,956

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD  2,493,733       1,008,649
                                                  ---------       ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD      $ 2,037,354       2,671,605
                                                  =========       =========
RECONCILIATION OF NET INCOME TO
  NET CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                   $ 1,075,936       1,720,703
   Adjustments-
     Depreciation and amortization                  167,195         193,344
     Deferred income taxes                           (8,979)        136,172
     Equity in joint venture income and
       minority interest                           (139,992)        (84,174)
     Net gain on sale of property and
       marketable securities                       (568,391)     (2,017,900)
     (Increase) decrease in accounts receivable    (328,233)      1,167,558
     Decrease in inventories                       (289,478)        579,363
     Increase (decrease) in accounts payable,
       accrued expenses and other assets           (525,760)         70,156
                                                  ---------       ---------
NET CASH FLOWS FROM OPERATING ACTIVITIES        $  (617,702)      1,765,222
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

                             PART I - FINANCIAL INFORMATION
                                       (Continued)
Item 1.  Financial Statements.

                             VULCAN INTERNATIONAL CORPORATION
                      SCHEDULE SUPPORTING NET INCOME PER COMMON SHARE
                              AND DIVIDENDS PER COMMON SHARE
                                        UNAUDITED


                                                                  EXHIBIT 1

                       For the six months ended   For the three months ended
                       June 30,       June 30,     June 30,        June 30,
                         2002           2001         2002            2001

a)   Net income       $1,075,936      1,720,703     434,633     1,021,566
                       =========      =========   =========     =========
b)   Cash
      dividends
      on common
      shares          $  440,842        453,889     220,421       226,944
                       =========      =========   =========     =========
Weighted Average
 Shares:
c)   Common shares
      issued           1,999,512      1,999,512   1,999,512     1,999,512
d)   Common
      treasury
      shares             897,725        864,491     898,022       864,491
                       ---------      ---------   ---------     ---------
e)   Common shares
      outstanding      1,101,787      1,135,021   1,101,490     1,135,021
                       =========      =========   =========     =========
f)   Income per
      common
      share (a/e):    $      .98           1.52         .40           .90

g)   Dividends
      per common
      share           $      .40            .40         .20           .20


The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                        PART I - FINANCIAL INFORMATION
                                  (Continued)

Item 1.  Financial Statements.

                       VULCAN INTERNATIONAL CORPORATION
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               For the six months ended June 30, 2002 and 2001


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

Although the Company had engaged counsel to represent it in that action, the Company was first informed on March 28, 2001 that the Court had entered, pursuant to prior rulings, an unopposed "Final Judgment" against the Company on September 22, 1999. The "Final Judgment" awarded damages against the Company in favor of the United States in the amount of $3,465,438 for unreimbursed response costs and accrued interest, plus any additional past unreimbursed response costs, interest and certain future costs the United States incurs at the site. The United States filed a notice of lien in certain jurisdictions on real property of the Registrant and its subsidiary Vulcan Corporation in the dollar amount of the judgment, plus interest.

In 1999 the Company recorded an estimated liability of $2,981,000, net of $1,734,000 tax, for the judgment, accrued interest for the past costs and a discounted present value for estimated future costs in connection with the site. This estimated liability was calculated based on the "Final Judgment" and using other information provided by the U.S. EPA. The Company expensed $151,000 and $140,000, after tax, for the years ended December 31, 2001 and 2000 and $51,000 and $25,000, after tax, for the six months and three months ended June 30, 2002, for accrued interest and amortization of estimated future costs related to this matter.

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

The Company was advised by the U.S. Environmental Protection Agency several years ago that it was one of at least 122 large generator potentially responsible parties ("PRP's") with regard to remediation of the Union Chemical Company, Inc. Site, South Hope, Maine, where the potential joint and several liability was in the range of $15 million. The Company, along with many other PRP's, entered into a consent agreement with U.S. EPA to remediate the Site, and the Company is now a party to a Remedial Design/Remedial

                        PART I - FINANCIAL INFORMATION
                                  (Continued)

Item 1.  Financial Statements.

                       VULCAN INTERNATIONAL CORPORATION
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               For the six months ended June 30, 2002 and 2001
                                    (Continued)


Action Trust Agreement for the purpose of undertaking clean-up responsibilities at the Site. Most of the remedial work has now been completed. In 2000, PRP's estimated that additional funds of approximately $1 million would be required to complete remediation of the Site. The Registrant's estimated share of that amount was approximately $5,000 and was paid in 2000. If the projected cost of the remaining remediation tasks remains at approximately $1 million, the Registrant will not have additional payments. There may be other potential clean-up liabilities at other sites of which the Registrant has no specific knowledge.

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

There were no securities of the Registrant sold by the Registrant during the six months ended June 30, 2002, that were not registered under the Securities Act of 1933, in reliance upon an exemption from registration provided by
Section 4(2) of the Act.

                        PART I - FINANCIAL INFORMATION
                                  (Continued)

Item 1.  Financial Statements.

                       VULCAN INTERNATIONAL CORPORATION
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               For the six months ended June 30, 2002 and 2001
                                    (Continued)


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

INVENTORIES

                                                 JUNE  30,     DECEMBER 31,
                                                   2002            2001
                                                 UNAUDITED
        Inventories consisted of:
          Finished goods                        $ 309,034        142,846
          Work in process                          70,837         64,853
          Raw materials                           265,897        148,591
                                                  -------        -------
                Total inventories               $ 645,768        356,290
                                                  =======        =======

COMPREHENSIVE INCOME
During the six months ended June 30, 2002 and 2001 total other comprehensive income (loss) was as follows:

                                       For the six            For the three
                                       months ended           months ended
                                   June 30,   June 30,    June 30,    June 30,
                                    2002       2001        2002        2001
   Net income                  $ 1,075,936  1,720,703     434,633   1,021,566
   Other comprehensive
    income (loss), net of tax:
     Unrealized gain (loss)
      on marketable securities  (5,559,449)(6,393,121) (6,849,887) (1,450,686)
     Less: reclassification
      adjustment for gains
      included in net income       (58,313)  (824,319)     (3,313)   (549,747)
                                 ---------  ---------   ---------   ---------
        Total comprehensive
         income (loss)         $(4,541,826)(5,496,737) (6,418,567)   (978,867)
                                 =========  =========   =========   =========

Accumulated comprehensive income consists of unrealized holding gains on securities available for sale of $40,981,563 at June 30, 2002 and $46,599,325 at December 31, 2001.

                        PART I - FINANCIAL INFORMATION
                                  (Continued)

Item 1.  Financial Statements.

                        VULCAN INTERNATIONAL CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                For the six months ended June 30, 2002 and 2001
                                   (Continued)

STOCK OPTIONS
In May 2002, the Company's Board of Directors adopted a resolution amending the Company's stock option plan to provide that the maximum time with which all currently outstanding stock options may be exercised is changed from three years to seven years. Options to purchase not more than 50,000 shares of treasury stock that were granted to the President of the Company in 2001 will expire in 2008.

BUSINESS SEGMENT INFORMATION
Reportable segments for the six months and three months ended June 30, 2002 are as follows:

                                     For the six             For the three
                                     months ended            months ended
                                 June 30,    June 30,    June 30,    June 30,
                                  2002        2001        2002        2001
  NET SALES FROM CONTINUING
   OPERATIONS:
   Rubber and Foam Products    $3,491,472   3,187,706   1,755,320   1,654,313
   Bowling Pins                   888,733   1,161,498     356,616     551,416
   Real Estate Operations         465,146     542,418     211,105     235,978
   Intersegment net sales         (48,359)   (184,603)    (21,007)   (126,299)
                                ---------   ---------   ---------   ---------
                                4,796,992   4,707,019   2,302,034   2,315,408
   Timber sales reported in
    gain on sale of property
    and equipment                (216,509)   (324,685)    (88,257)   (126,246)
                                ---------   ---------   ---------   ---------
       TOTAL SALES FROM        $4,580,483   4,382,334   2,213,777   2,189,162
        CONTINUING OPERATIONS   =========   =========   =========   =========

  OPERATING PROFIT (LOSS)
   FROM CONTINUING OPERATIONS:
   Rubber and Foam Products    $ (104,077)   (380,471)    (60,683)    (41,753)
   Bowling Pins                    80,636      55,887      37,508       4,352
   Real Estate Operations         193,178     250,244      75,364      90,016
                                ---------   ---------   ---------   ---------
       TOTAL OPERATING
        PROFIT (LOSS) FROM
        CONTINUING OPERATIONS     169,737     (74,340)     52,189      52,615

  Interest expense - net          (93,014)   (170,218)    (45,688)    (71,474)
  Other unallocated corporate
   income - net                 1,160,157   2,460,046     463,601   1,368,779
  Income tax provision           (160,944)   (494,785)    (35,469)   (328,354)
                                ---------   ---------   ---------   ---------
        NET INCOME             $1,075,936   1,720,703     434,633   1,021,566
                                =========   =========   =========   =========

REVIEW BY INDEPENDENT ACCOUNTANTS
The condensed consolidated financial statements at June 30, 2002, and for the six month period then ended have been reviewed, prior to filing, by the Registrant's independent accountants, J.D. Cloud & Co. L.L.P., whose report covering their review of the financial statements is included in this report.
                                   -8-

                        INDEPENDENT ACCOUNTANTS' REPORT


To the Board of Directors
Vulcan International Corporation
Wilmington, Delaware

We have reviewed the accompanying condensed consolidated balance sheet of Vulcan International Corporation and subsidiaries as of June 30, 2002, and the related condensed consolidated statements of income and cash flows for the six month and three month periods ended June 30, 2002 and 2001. These financial statements are the responsibility of the Company's management.

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

Cincinnati, Ohio
July 31, 2002

                         PART I - FINANCIAL INFORMATION
                                  (Continued)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


Net sales revenue for the six month period ended June 30, 2002, increased $198,149 or 4.5% over the corresponding period in 2001. Cost of sales decreased $47,252 or 1.1% during the six month period compared to the corresponding six month period in 2001. Net sales revenue for the second quarter of 2002 decreased $24,615 or 1.1% and cost of sales increased $68,783 or 3.5% compared to the corresponding quarter in 2001. These changes are due to increased sales in the Company's Rubber and Foam segment.

General and administrative expenses decreased $31,048 or 3.2% in the six month period ended June 30, 2002, as compared to the corresponding six month period in 2001. General and administrative expenses for the second quarter of 2002 decreased $103,856 or 18.3% compared to the corresponding quarter in 2001. The decreases are primarily due to decreased professional fees relating to environmental matters.

Interest expense for the six month period ended June 30, 2002 decreased $77,204. Interest expense for the three month period ended June 30, 2002 decreased $25,786. The decreases were due to decreased borrowings under the Company's line of credit agreement.

Gains on the sale of property, equipment and securities were $568,390 for the six month period ended June 30, 2002, as compared to $2,017,900 for the corresponding period in 2001. Gains in 2002 and 2001 were primarily the result of the sale of marketable securities and timber.

The Company has a 50% interest in a joint venture, Vulcan Brunswick Bowling Pin Company (VBBPC) which manufactures bowling pins in Antigo, Wisconsin for Brunswick and the Company. The Company received cash distributions of $400,000 from VBBPC during the second quarter of 2002. The excess of cash distributions over the Company's investment in VBBPC is included in other liabilities at June 30, 2002.

Summarized income statement information for VBBPC consists of the following:
                     Six Months Ended June 30,   Three Months ended June 30,
                         2002          2001          2002          2001

Net sales             $3,106,068     2,120,883     1,588,129       804,982
Costs and expenses     2,823,698     1,953,152     1,443,753       768,067
                       ---------     ---------     ---------     ---------
Net income            $  282,370       167,731       144,376        36,915
                       =========     =========     =========     =========
Company's 50% equity
 in net income        $  141,185        83,865        72,188        18,457
                       =========     =========     =========     =========

                         PART I - FINANCIAL INFORMATION
                                  (Continued)


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. (Continued)


LIQUIDITY AND CAPITAL RESOURCES

The Company's cash requirements during the second quarter of 2002 were funded in part through earnings and noncash charges such as depreciation and amortization and from the sale of timber, equipment and marketable securities. The cash from these transactions was primarily used in operations. The Company expects to continue, when necessary, to use short-term borrowings to meet cash requirements not fully provided by earnings, depreciation and amortization. During the six months ended June 30, 2002, 4,114 shares of treasury stock were acquired for $171,531 and 500 shares of treasury stock were sold to a director for $19,885 pursuant to the right of any director to purchase up to 25,000 shares at market price in any 12 month period. There were approximately $54,000 of commitments for capital expenditures as of June 30, 2002.



Item 3.     Quantitative and Qualitative Disclosures about Market Risks.

MARKETABLE SECURITIES

The fair value of marketable securities has declined $19,047,000 from December 31, 2001 to July 31, 2002. At July 31, 2002 the fair value of marketable securities was $57,974,763 as compared to $68,513,283 at June 30, 2002.

The net unrealized holding gain at July 31, 2002 was approximately $34,026,000 net of deferred taxes of approximately $17,529,000. The Company is subject to the risk that fair value securities could decline further.

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

Although the Company had engaged counsel to represent it in that action, the Company was first informed on March 28, 2001 that the Court had entered, pursuant to prior rulings, an unopposed "Final Judgment" against the Company on September 22, 1999. The "Final Judgment" awarded damages against the Company in favor of the United States in the amount of $3,465,438 for unreimbursed response costs and accrued interest, plus any additional past unreimbursed response costs, interest and certain future costs the United States incurs at the site. The United States filed a notice of lien in certain jurisdictions on real property of the Registrant and its subsidiary Vulcan Corporation in the dollar amount of the judgment, plus interest.

In 1999 the Company recorded an estimated liability of $2,981,000, net of $1,734,000 tax, for the judgment, accrued interest for the past costs and a discounted present value for estimated future costs in connection with the site. This estimated liability was calculated based on the "Final Judgment" and using other information provided by the U.S. EPA. The Company expensed $151,000 and $140,000, after tax, for the years ended December 31, 2001 and 2000 and $51,000 and $25,000, after tax, for the six months and three months ended June 30, 2002, for accrued interest and amortization of estimated future costs related to this matter.

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

The Company was advised by the U.S. Environmental Protection Agency several years ago that it was one of at least 122 large generator potentially responsible parties ("PRP's") with regard to remediation of the Union Chemical Company, Inc. Site, South Hope, Maine, where the potential joint and several liability was in the range of $15 million. The Company, along with many other PRP's, entered into a consent agreement with U.S. EPA to remediate the Site, and the Company is now a party to a Remedial Design/Remedial

                     PART II - OTHER INFORMATION

Action Trust Agreement for the purpose of undertaking clean-up responsibilities at the Site. Most of the remedial work has now been completed. In 2000, PRP's estimated that additional funds of approximately $1 million would be required to complete remediation of the Site. The Registrant's estimated share of that amount was approximately $5,000 and was paid in 2000. If the projected cost of the remaining remediation tasks remains at approximately $1 million, the Registrant will not have additional payments. There may be other potential clean-up liabilities at other sites of which the Registrant has no specific knowledge.

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

The Company and its subsidiaries are party to other matters and claims which are normal in the course of operations. While the results of litigation and claims cannot be predicted with certainty, based on advice of counsel, the Company believes that the final outcome of such matters will not have a materially adverse affect on its consolidated financial condition.



Item 6.     Exhibits and Reports on Form 8-K.

     a.     Exhibits

             None


     b. The Company was not required to file Form 8-K for the quarter ended June 30, 2002.

                       PART II - OTHER INFORMATION
                               (Continued)




                                SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     VULCAN INTERNATIONAL CORPORATION


                                  By:  /s/ Benjamin Gettler
                                       ----------------------------------
  Date   August 12, 2002                Benjamin Gettler
                                        Chairman of the Board, President
                                          and Chief Executive Officer

                                  By:  /s/ Vernon E. Bachman
                                       -----------------------------------
  Date   August 12, 2002                Vernon E. Bachman
                                        Vice President, Secretary-Treasurer
                                          and Principal Accounting Officer