Form 10-Q
period 2002-09-30
VULCAN INTERNATIONAL CORP
filed 2002-11-15
CIK 848446

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.   20549

                                   FORM 10-Q

         (Mark One)

         [ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended September 30, 2002

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

Outstanding shares of no par value common stock at September 30, 2002:

                                 1,081,459 shares

                       VULCAN INTERNATIONAL CORPORATION

                                    INDEX


Part I.  FINANCIAL INFORMATION                                         PAGE

        Item 1.  FINANCIAL STATEMENTS

                    Condensed Consolidated Balance Sheets                1

                    Condensed Consolidated Statements of Income          2

                    Condensed Consolidated Statements of Cash Flows      3

                    Schedule Supporting Net Income Per Common
                    Share and Dividends Per Common Share                 4

                    Notes to Condensed Consolidated Financial
                    Statements                                          5-10

                    Independent Accountants' Report                      11


        Item 2.     Management's Discussion and Analysis of
                    Financial Condition and Results of Operations      12-13

        Item 3.     Quantitative and Qualitative Disclosures
                    about Market Risks                                   13

        Item 4.     Controls and Procedures                              14


Part II.  OTHER INFORMATION

        Item 1.     Legal Proceedings                                  15-16

        Item 6.     Exhibits and Reports on Form 8-K                     17

                            PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

                           VULCAN INTERNATIONAL CORPORATION

                         CONDENSED CONSOLIDATED BALANCE SHEETS
                                                SEPTEMBER 30,  DECEMBER 31,
                                                    2002           2001
                                                 UNAUDITED
         -ASSETS-

CURRENT ASSETS:
  Cash                                          $ 1,797,728     2,493,733
  Marketable securities (at fair market value)   25,940,691    39,981,369
  Accounts receivable                             2,117,617     1,428,693
  Inventories                                       476,459       356,290
  Prepaid expense and tax                            74,124        73,610
                                                 ----------    ----------
        TOTAL CURRENT ASSETS                     30,406,619    44,333,695
                                                 ----------    ----------
PROPERTY, PLANT AND EQUIPMENT-at cost            11,757,245    11,688,951
  Less-Accumulated depreciation and depletion     9,565,430     9,571,475
                                                 ----------    ----------
        NET PROPERTY, PLANT AND EQUIPMENT         2,191,815     2,117,476
                                                 ----------    ----------
OTHER ASSETS:
  Investment in joint venture                             -        69,010
  Marketable securities (at fair market value)   27,793,825    37,040,858
  Deferred charges and other assets               5,663,465     5,536,448
                                                 ----------    ----------
        TOTAL OTHER ASSETS                       33,457,290    42,646,316
                                                 ----------    ----------
                TOTAL ASSETS                    $66,055,724    89,097,487
                                                 ==========    ==========

     -LIABILITIES AND SHAREHOLDERS' EQUITY-

CURRENT LIABILITIES:
  Deferred income tax                           $ 5,727,383    10,480,454
  Other                                           6,649,438     6,552,174
                                                 ----------    ----------
        TOTAL CURRENT LIABILITIES                12,376,821    17,032,628
                                                 ----------    ----------
OTHER LIABILITIES:
  Deferred income tax                             9,629,726    12,791,949
  Commitments and contingencies                           -             -
  Joint venture and minority
   interest in partnership                          137,202        15,251
  Other liabilities                                  37,470        37,470
                                                 ----------    ----------
        TOTAL OTHER LIABILITIES                   9,804,398    12,844,670
                                                 ----------    ----------


SHAREHOLDERS' EQUITY:
  Capital stock                                     249,939       249,939
  Additional paid-in capital                      8,205,825     8,191,065
  Retained earnings                              27,394,167    26,562,597
  Accumulated other comprehensive income         31,227,578    46,599,325
                                                 ----------    ----------
                                                 67,077,509    81,602,926
    Less-Common stock in treasury-at cost        23,203,004    22,382,737
                                                 ----------    ----------
        TOTAL SHAREHOLDERS' EQUITY               43,874,505    59,220,189
                                                 ----------    ----------
                TOTAL LIABILITIES
                  AND SHAREHOLDERS' EQUITY      $66,055,724    89,097,487
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

                           PART I - FINANCIAL INFORMATION
                                       (Continued)

Item 1.  Financial Statements.

                          VULCAN INTERNATIONAL CORPORATION

                     CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                      UNAUDITED

                              Nine months ended         Three months ended
                                September 30,             September 30,
                              2002         2001         2002         2001
REVENUES:
  Net sales                $6,873,944    6,241,465    2,293,461    1,859,131
  Dividends and interest    1,723,113    1,637,021      577,080      552,419
                            ---------    ---------    ---------    ---------
    TOTAL REVENUES          8,597,057    7,878,486    2,870,541    2,411,550
                            ---------    ---------    ---------    ---------
COST AND EXPENSES:
  Cost of sales             6,311,195    6,022,166    2,150,874    1,814,593
  General and
   administrative           1,423,529    1,458,904      478,846      483,173
  Interest expense            131,872      233,798       38,858       63,580
                            ---------    ---------    ---------    ---------
    TOTAL COST AND
     EXPENSES               7,866,596    7,714,868    2,668,578    2,361,346
                            ---------    ---------    ---------    ---------
EQUITY IN JOINT
 VENTURE INCOME AND
 MINORITY INTEREST            209,039       84,524       69,047          350
                            ---------    ---------    ---------    ---------
INCOME BEFORE
 GAIN ON SALE OF ASSETS       939,500      248,142      271,010       50,554

NET GAIN ON SALE OF
 PROPERTY, EQUIPMENT
  AND SECURITIES              784,402    2,185,289      216,012      167,389
                            ---------    ---------    ---------    ---------
INCOME FROM CONTINUING
 OPERATIONS BEFORE
 INCOME TAXES               1,723,902    2,433,431      487,022      217,943

INCOME TAX PROVISION
 (BENEFIT)                    235,164      438,139       74,220      (56,646)
                            ---------    ---------    ---------    ---------
        NET INCOME         $1,488,738    1,995,292      412,802      274,589
                            =========    =========    =========    =========




NET INCOME PER SHARE       $     1.36         1.77          .38          .25
                            =========    =========    =========    =========

DIVIDENDS PER
 COMMON SHARE              $      .60          .60          .20          .20
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

                                      -2-

                             PART I - FINANCIAL INFORMATION
                                       (Continued)
Item 1.  Financial Statements.

                            VULCAN INTERNATIONAL CORPORATION

                     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                For the nine months ended
                                        UNAUDITED

                                               September 30,   September 30,
                                                   2002            2001
CASH FLOWS FROM OPERATING ACTIVITIES:
  Cash received from customers                  $ 6,191,072       7,351,917
  Cash paid to suppliers and employees           (7,867,171)     (6,529,945)
  Dividends received                              1,723,113       1,637,021
  Interest paid                                     (15,298)        (51,267)
  Income taxes paid                                (205,000)       (480,000)
                                                  ---------       ---------
     NET CASH FLOWS FROM OPERATING ACTIVITIES      (173,284)      1,927,726
                                                  ---------       ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of property, equipment and
   marketable securities                            796,734       2,258,544
  Purchase of property and equipment               (347,125)        (58,735)
  Cash distribution from joint venture              400,000         100,000
  Collection on notes receivable                     90,346          85,054
                                                  ---------       ---------
     NET CASH FLOWS FROM INVESTING ACTIVITIES       939,955       2,384,863
                                                  ---------       ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings (repayments) under
   credit agreements                                      -      (1,135,000)
  Sale of treasury shares                            19,885               -
  Purchase of common shares                        (825,393)     (2,103,881)
  Cash dividends paid                              (657,168)       (678,832)
                                                  ---------       ---------
     NET CASH FLOWS FROM FINANCING ACTIVITIES    (1,462,676)     (3,917,713)
                                                  ---------       ---------
     INCREASE (DECREASE) IN CASH AND
      CASH EQUIVALENTS                             (696,005)        394,876

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD  2,493,733       1,008,649
                                                  ---------       ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD        1,797,728       1,403,525
                                                  =========       =========


RECONCILIATION OF NET INCOME TO
  NET CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                     1,488,738       1,995,292
   Adjustments-
     Depreciation and amortization                  258,579         290,017
     Deferred income taxes                            3,484          36,054
     Equity in joint venture income and
       minority interest                           (209,039)        (84,524)
     Net gain on sale of property and
       marketable securities                       (784,402)     (2,185,289)
     (Increase) decrease in accounts
       receivable                                  (682,872)      1,110,452
     (Increase) decrease in inventories            (120,169)        368,176
     Increase (decrease) in accounts payable,
       accrued expenses and other assets           (127,603)        397,548
                                                  ---------       ---------
NET CASH FLOWS FROM OPERATING ACTIVITIES        $  (173,284)      1,927,726
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

                             PART I - FINANCIAL INFORMATION
                                       (Continued)
Item 1.  Financial Statements.

                             VULCAN INTERNATIONAL CORPORATION
                      SCHEDULE SUPPORTING NET INCOME PER COMMON SHARE
                              AND DIVIDENDS PER COMMON SHARE
                                        UNAUDITED

                                                                    EXHIBIT 1
                            Nine months ended         Three months ended
                               September 30,             September 30,
                             2002        2001          2002        2001
a) Net income             $1,488,738   1,995,292       412,802     274,589
                           =========   =========     =========   =========
b) Cash dividends on
    common shares            657,168     678,832       216,325     224,943
                           =========   =========     =========   =========
Weighted Average
 Shares:
c) Common shares
    issued                 1,999,512   1,999,512     1,999,512   1,999,512
d) Common
    treasury shares          902,375     870,513       911,524     882,061
                           ---------   ---------     ---------   ---------
e) Common shares
    outstanding            1,097,137   1,128,999     1,087,988   1,117,451
                           =========   =========     =========   =========
f) Net income per
    common share          $     1.36        1.77           .38         .25

g) Dividends per
    common share          $      .60         .60           .20         .20



The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                        PART I - FINANCIAL INFORMATION
                                  (Continued)

Item 1.  Financial Statements.

                       VULCAN INTERNATIONAL CORPORATION
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             For the nine months ended September 30, 2002 and 2001


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

In 1999 the Company recorded an estimated liability of $2,981,000, net of $1,734,000 tax, for the judgment, accrued interest for the past costs and a discounted present value for estimated future costs in connection with the site. This estimated liability was calculated based on the "Final Judgment" and using other information provided by the U.S. EPA. The Company expensed $151,000 and $140,000, after tax, for the years ended December 31, 2001 and 2000 and $77,000 and $26,000, after tax, for the nine months and three months ended September 30, 2002, for accrued interest and amortization of estimated future costs related to this matter.

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

                        PART I - FINANCIAL INFORMATION
                                  (Continued)

Item 1.  Financial Statements.

                        VULCAN INTERNATIONAL CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             For the nine months ended September 30, 2002 and 2001
                                  (Continued)

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

There were no securities of the Company sold by the Company during the nine months ended September 30, 2002, that were not registered under the Securities Act of 1933, in reliance upon an exemption from registration provided by Section 4(2) of the Act.

                        PART I - FINANCIAL INFORMATION
                                  (Continued)

Item 1.  Financial Statements.

                        VULCAN INTERNATIONAL CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             For the nine months ended September 30, 2002 and 2001
                                  (Continued)

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

INVENTORIES
                                           SEPTEMBER 30,     DECEMBER 31,
                                               2002             2001
                                            UNAUDITED
        Inventories consisted of:
          Finished goods                      $146,459         142,846
          Work in process                       90,174          64,853
          Raw materials                        239,826         148,591
                                               -------         -------
              Total inventories               $476,459         356,290
                                               =======         =======


COMPREHENSIVE INCOME
During the nine months and three months ended September 30, 2002 and 2001 total other comprehensive income (loss) was as follows:

                               Nine months ended        Three months ended
                                 September 30,             September 30,
                               2002         2001         2002        2001
 <s>                        <c>          c>           <c>            <c>
 Net income                $  1,488,738   1,995,292     412,802     274,589
 Other comprehensive
  income, net of tax:
   Unrealized gain (loss)
    on marketable
    securities              (15,313,434)(11,749,849) (9,753,985) (5,356,728)
   Less: reclassification
    adjustment for gains
    included in net income      (58,313)   (899,173)          -     (74,854)
                             ----------  ----------   ---------   ---------
      Total comprehensive
      income (loss)        $(13,883,009)(10,653,730) (9,341,183) (5,156,993)
                             ==========  ==========   =========   =========

                        PART I - FINANCIAL INFORMATION
                                  (Continued)

Item 1.  Financial Statements.

                        VULCAN INTERNATIONAL CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             For the nine months ended September 30, 2002 and 2001
                                  (Continued)



COMPREHENSIVE INCOME (continued)
Accumulated comprehensive income consisted of unrealized holding gains on securities available for sale of $31,227,578 at September 30, 2002 and $46,599,325 at December 31, 2001.


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

                        PART I - FINANCIAL INFORMATION
                                  (Continued)

Item 1.  Financial Statements.

                        VULCAN INTERNATIONAL CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

             For the nine months ended September 30, 2002 and 2001
                                  (Continued)

BUSINESS SEGMENT INFORMATION
Reportable segments for the nine months and three months ended September 30, 2002 and 2001 are as follows:

                                Nine months ended       Three months ended
                                  September 30,            September 30,
                                2002         2001        2002        2001
  NET SALES:
    Rubber and Foam Products  $4,830,187   4,446,327    1,338,715   1,258,621
    Bowling Pins               1,776,811   1,737,407      888,078     575,909
    Real Estate Operations       659,786     658,419      194,640     116,001
    Intersegment net sales      (104,568)   (276,003)     (56,209)    (91,400)
                               ---------   ---------    ---------   ---------
                               7,162,216   6,566,150    2,365,224   1,859,131

   Timber sales reported in
    gain on sale of property
    and equipment               (288,272)   (324,685)     (71,763)          -
                               ---------   ---------    ---------   ---------
       TOTAL SALES            $6,873,944   6,241,465    2,293,461   1,859,131
                               =========   =========    =========   =========
  OPERATING PROFIT (LOSS)
   FROM CONTINUING
   OPERATIONS:
    Rubber and Foam Products  $ (310,086)   (582,164)    (206,009)   (201,693)
    Bowling Pins                 202,128      64,214      121,492       8,327
    Real Estate Operations       240,705     213,609       47,527     (36,635)
                               ---------   ---------    ---------   ---------
       TOTAL OPERATING
        PROFIT (LOSS) FROM
        CONTINUING OPERATIONS    132,747    (304,341)     (36,990)   (230,001)

  Interest expense - net        (131,872)   (233,798)     (38,858)    (63,580)
  Other unallocated corporate
   income - net                1,723,027   2,971,570      562,870     511,524
  Income tax (provision)
   benefit                      (235,164)   (438,139)     (74,220)     56,646
                               ---------   ---------      -------   ---------
       NET INCOME             $1,488,738   1,995,292      412,802     274,589
                               =========   =========      =======   =========

                        PART I - FINANCIAL INFORMATION
                                  (Continued)

Item 1.  Financial Statements.

                        VULCAN INTERNATIONAL CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

             For the nine months ended September 30, 2002 and 2001
                                  (Continued)


REVIEW BY INDEPENDENT ACCOUNTANTS
The condensed consolidated financial statements at September 30, 2002, and for the nine-month period then ended have been reviewed, prior to filing, by the Registrant's independent accountants, J.D. Cloud & Co. L.L.P., whose report covering their review of the financial statements is included in this report.

                               INDEPENDENT ACCOUNTANT'S REPORT


To the Board of Directors
Vulcan International Corporation
Wilmington, Delaware


We have reviewed the accompanying condensed consolidated balance sheet of Vulcan International Corporation and subsidiaries as of September 30, 2002, and the related condensed consolidated statements of income for the nine-month and three-month periods ended September 30, 2002 and 2001 and the related statements of cash flows for the nine-months ended September 30, 2002 and 2001. These financial statements are the responsibility of the Company's management.

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


                                              /s/J.D. CLOUD & CO. L.L.P.
                                              ------------------------------
                                              Certified Public Accountants

Cincinnati, Ohio
October 31, 2002

                         PART I - FINANCIAL INFORMATION
                                  (Continued)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


Net sales revenue from continuing operations increased $632,479 or 10.1% and cost of sales increased $289,029 or 4.8% during the nine months ended September 30, 2002 compared to the corresponding period in 2001. Net sales revenue for the third quarter of 2002 increased $434,330 or 23.4% and cost of sales increased $336,281 or 18.5% compared to the corresponding quarter in 2001. These changes are due to increased sales in the Company's Rubber and Foam and Bowling Pin segments.

General and administrative expenses decreased $35,375 or 2.4% in the nine months ended September 30, 2002, as compared to the corresponding period in 2001. General and administrative expenses for the third quarter of 2002 decreased $4,327 or 0.9% compared to the corresponding quarter in 2001. These decreases are primarily due to decreased professional fees relating to environmental matters.

Interest expense decreased $101,926 for the nine months ended September 30, 2002. Interest expense for the three month period ended September 30, 2002 decreased $24,722. These decreases were due to decreased borrowings under the Company's line of credit agreement.

Gains on the sale of property, equipment and marketable securities were $784,402 for the nine months ended September 30, 2002, as compared to $2,185,289 for the corresponding period in 2001. Gains in 2002 and 2001 were primarily the result of the sale of marketable securities and timber.

The Company has a 50% interest in a joint venture, Vulcan Brunswick Bowling Pin Company (VBBPC) which manufactures bowling pins in Antigo, Wisconsin, for Brunswick and the Company. The Company received cash distributions of $400,000 from VBBPC during the first nine months of 2002. The excess of cash distributions over the Company's investment in VBBPC of $120,245 is included in other liabilities at September 30, 2002. As income is earned by VBBPC, the liability will be decreased. Any balance remaining at December 31 will be recognized as income.

                        PART I - FINANCIAL INFORMATION
                                 (Continued)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. (Continued)


Summarized income statement information for VBBPC consists of the following:

                          Nine Months Ended          Three Months ended
                            September 30,               September 30,
                         2002          2001          2002         2001

Net sales             $4,636,356     2,935,079     1,530,288      503,741
Costs and expenses     4,214,866     2,767,348     1,391,168      503,741
                       ---------     ---------     ---------      -------
Net income            $  421,490       167,731       139,120            -
                       =========     =========     =========      =======
Company's 50% equity
 in net income        $  210,745        83,865        69,560            -
                       =========     =========     =========      =======


LIQUIDITY AND CAPITAL RESOURCES

The Company's cash requirements during the third quarter of 2002 were funded in part through earnings and noncash charges such as depreciation and amortization and from the sale of timber, equipment and marketable securities. The cash from these transactions was primarily used in operations. The Company expects to continue, when necessary, to use short-term borrowings to meet cash requirements not fully provided by earnings, depreciation and amortization. During the nine months ended September 30, 2002, the Company acquired 20,760 shares of treasury stock for $825,393 and 500 shares of treasury stock were sold to a director for $19,885 pursuant to the right of any director to purchase up to 25,000 shares at the current market price in any twelve month period. There were approximately $68,000 of commitments for capital expenditures as of September 30, 2002.



Item 3.  Quantitative and Qualitative Disclosures about Market Risks

MARKETABLE SECURITIES
The fair value of marketable securities has declined $23,287,711 from December 31, 2001 to October 31, 2002. At October 31, 2002 the fair value of marketable securities was $56,346,697 as compared to $53,734,516 at September 30, 2002.

The net unrealized holding gain at October 31, 2002 was approximately $33,019,000 net of deferred taxes of approximately $17,010,000. The Company is subject to the risk that the fair value of marketable securities could decline further.

                        PART I - FINANCIAL INFORMATION
                                 (Continued)


Item 4.  Controls and Procedures

The Chief Executive Officer and the principal financial officer have reviewed, as of a date within 90 days of this filing, the disclosure controls and procedures that ensure that information relating to the Company required to be disclosed by the Company in the reports that it files or submits under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported in a timely and proper manner. Based upon this review, the Company believes that there are adequate controls and procedures in place. There are no significant changes in the internal controls or other factors that could affect these controls after the date of the evaluation.

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

In 1999 the Company recorded an estimated liability of $2,981,000, net of $1,734,000 tax, for the judgment, accrued interest for the past costs and a discounted present value for estimated future costs in connection with the site. This estimated liability was calculated based on the "Final Judgment" and using other information provided by the U.S. EPA. The Company expensed $151,000 and $140,000, after tax, for the years ended December 31, 2001 and 2000 and $77,000 and $26,000, after tax, for the nine months and three months ended September 30, 2002, for accrued interest and amortization of estimated future costs related to this matter.

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

The Company was advised by the U.S. Environmental Protection Agency several years ago that it was one of at least 122 large generator potentially responsible parties ("PRP's") with regard to remediation of the Union Chemical Company, Inc. Site, South Hope, Maine, where the potential joint and several liability was in the range of $15 million. The Company, along with many other PRP's, entered into a consent agreement with U.S. EPA to remediate the Site, and the Company is now a party to a Remedial Design/Remedial Action Trust

                         PART II - OTHER INFORMATION
                                    (Continued)


Item 1.  Legal Proceedings. (continued)

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

There were no securities of the Company sold by the Company during the nine months ended September 30, 2002, that were not registered under the Securities Act of 1933, in reliance upon an exemption from registration provided by Section 4(2) of the Act.

                         PART II - OTHER INFORMATION
                                    (Continued)


Item 6.  Exhibits and Reports on Form 8-K.

     a.     Exhibits

             Exhibit 99.1 - Officer's Certificate pursuant to 18 U.S.C.
             Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.

             Exhibit 99.2 - Officer's Certificate pursuant to 18 U.S.C.
             Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.

     b. The Company was not required to file Form 8-K for the quarter ended September 30, 2002.

                           PART II - OTHER INFORMATION
                                  (Continued)


                                     SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     VULCAN INTERNATIONAL CORPORATION


November 14, 2002                      By: /s/Benjamin Gettler
--------------------                      --------------------------------
Date                                      Benjamin Gettler
                                          Chairman of the Board, President
                                          and Chief Executive Officer


November 14, 2002                      By: /s/Vernon E. Bachman
--------------------                      -----------------------------------
Date                                      Vernon E. Bachman
                                          Vice President, Secretary-Treasurer
                                          and Principal Accounting Officer

                           CERTIFICATIONS

In connection with the Quarterly Report of Vulcan International Corporation on Form 10-Q for the period ending September 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Benjamin Gettler, Chairman of the Board and Chief Executive Officer of Vulcan International Corporation, certify, that:

     (1) I have reviewed this quarterly report on Form 10-Q of Vulcan International Corporation;

     (2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     (3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations, and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

(4) The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures, as defined in Exchange Act Rules 13a-14 and 15d-14, for the Registrant and have:

           a. Designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which the quarterly report is being prepared;

           b. Evaluated the effectiveness of the registrant's disclosure control and procedures as of a date within 90 days prior to the filing date of this quarterly report (the Evaluation Date); and

           c. Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

(5) The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of the Registrant's board of directors:

a. All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize, and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

           b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.
(6)
The Registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




/s/ Benjamin Gettler
-------------------------------------
Benjamin Gettler
Chairman of the Board and
Chief Executive Officer
November 14, 2002

                           CERTIFICATIONS

In connection with the Quarterly Report of Vulcan International Corporation on Form 10-Q for the period ending September 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Vernon E. Bachman, Vice President and Secretary-Treasurer of Vulcan International Corporation, certify, that:

     (1) I have reviewed this quarterly report on Form 10-Q of the Vulcan International Corporation;

     (2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     (3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations, and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

(4) The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures, as defined in Exchange Act Rules 13a-14 and 15d-14, for the Registrant and have:

           a. Designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which the quarterly report is being prepared;

           b. Evaluated the effectiveness of the registrant's disclosure control and procedures as of a date within 90 days prior to the filing date of this quarterly report (the Evaluation Date); and

           c. Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

(5) The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of the Registrant's board of directors:

a. All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize, and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

           b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.
(6)
The Registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




/s/ Vernon E. Bachman
-------------------------------------
Vernon E. Bachman
Vice President and
Secretary-Treasurer
November 14, 2002