Form 10-K
period 2002-12-31
VULCAN INTERNATIONAL CORP
filed 2003-03-28
CIK 848446

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.   20549

                                FORM 10-K

   (Mark One)

     [ X ]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934       [FEE REQUIRED]
              For the fiscal year ended December 31, 2002

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


As of January 31, 2003, 1,004,707 common shares were outstanding, and the aggregate market value of the common shares (based upon the closing price of these shares on the American Stock Exchange) of Vulcan International Corporation held by nonaffiliates was approximately $36,671,806.

                       DOCUMENTS INCORPORATED BY REFERENCE

Documents Incorporated by Reference              Applicable Part of Form 10-K
-----------------------------------              ----------------------------

Annual Report to Shareholders for the
Year Ended December 31, 2002                            Part I and II

Proxy Statement Dated April 4, 2003 Furnished
to Shareholders in Connection with Registrant's
Annual Meeting of Shareholders                          Part I and III

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

(b)  Financial Information About Industry Segments-

The sales, operating profit and identifiable assets attributable to each of the Registrant's industry segments for the three years ended December 31, 2002, are set forth in Note 11 of the Notes to Consolidated Financial Statements included under Part IV, Item 14(a)1 of this Form 10-K.

(c)  Narrative Description of Business-


RUBBER AND PLASTICS:

RUBBER AND FOAM PRODUCTS-

Vulcan manufactures rubber and foam products in a 272,000 sq. ft. building located in Clarksville, Tennessee. Approximately 57% of sales of those products in 2002 were for use by shoe manufacturers in the United States. The Company is concentrating on the manufacture of rubber sheet stock and custom-mix materials for those manufacturers. The majority of the non-footwear sales of products manufactured in Clarksville were for use as sports flooring and automobile mats. The Rubber Division also manufactures foam products for sale to manufacturers for diverse uses.

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

No major expenditures for pollution controls are anticipated in 2003. Expenditures thereafter should not be in excess of 5% of normal capital expenditures in any one year. This rate of expenditure should not have a significant effect on either the earnings or the competitive position of the Registrant or any of its subsidiaries. See Item 3 - Legal Proceedings.

                                 PART I
                              (Continued)


Item 1.  Business.  (Continued)

The Company has commitments for capital expenditures of approximately $47,000 at December 31, 2002.

The Company had 67 employees at December 31, 2002.

(d)  Financial Information About Foreign and Domestic Operations and Export
      Sales

The Registrant's entire operations are within the United States. Export sales of all products are handled by ACI International, Inc., a domestic international sales corporation (DISC) which during 2002, had sales of $203,000; net income of $24,000; and assets of $1,082,000.


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

The age of the buildings ranges from approximately 38 to 77 years. The structures are of steel, brick and concrete construction and are generally in good condition. The plant is sprinklered. Excellent transportation facilities are available for the factory and it is located on a rail siding.


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

                                 PART I
                              (Continued)


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

In 1999, the Company recorded an estimated liability of $3,495,000, net of $1,800,000 tax, for the judgment, accrued interest for past costs and a discounted present value for estimated future costs in connection with the site. This estimated liability was calculated based on the "Final Judgment" and using other information provided by the U.S. EPA. The Company expensed $91,000, $151,000 and $140,000 after tax, for the years ended December 31, 2002, 2001 and 2000, respectively for accrued interest and amortization of estimated future costs related to this matter.

On March 10, 2003 the U.S. Department of Justice announced a tentative settlement of this matter for $3,800,000 plus interest from November 2002. This proposed settlement is subject to various approvals concerning which no prediction can be made.

The Company is presently continuing an investigation into this matter and intends to vigorously pursue all available legal remedies to set aside all orders and liens relating to the asserted liability and to defend itself against the underlying allegations. Counsel for the Company is also vigorously pursuing settlement negotiations with Counsel for the United States. To the extent that the Company is able to settle this liability, or obtain judicial relief, for an amount less than it has accrued, the difference will be recorded as income in the year the obligation is settled.

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

The Company appealed a real estate tax assessment from 1999 that had increased the annual real estate tax by approximately $96,000. The local school board has appealed the revision and reduced its initial appraised value of the property. During 2001, the Company received a $96,000 refund of the additional tax paid in 1999. The Company has recorded a liability of approximately $123,000 related to this issue based on the revised value asserted by the local school board. If the Company is successful, this liability will be recognized as income when the final valuation is determined.

The Company and its subsidiaries may be involved in other litigation matters and claims during the year that are normal in the course of operations. Management believes that the resolution of any such matters would not have a material impact on the Company's business or financial condition.



Item 4.  Submission of Matters to a Vote of Security Holders.

There were no matters submitted to a vote of security holders through the solicitation of proxies or otherwise during the fourth quarter of the year ended December 31, 2002, that require disclosure under this item.



                               Part II

Item 5.  Market for Registrant's Common Equity and Related Stockholder
          Matters.

The common stock of Vulcan International Corporation is listed and traded on the American Stock Exchange. There were approximately 304 shareholders of record as of December 31, 2002. The high and low sales price and the dividends paid for each quarterly period within the two most recent years were as follows:

                                 PART I
                              (Continued)

                          2002                          2001
   QUARTER      HIGH      LOW     DIVIDEND     HIGH     LOW     DIVIDEND
   -------      ----      ---     --------     ----     ---     --------

    First       44.00     39.25     $.20       42.75    34.25      $.20
    Second      42.75     41.00     $.20       40.50    38.00      $.20
    Third       42.00     36.75     $.20       40.00    38.75      $.20
    Fourth      35.30     34.30     $.20       40.25    37.24      $.20


Item 6.  Selected Financial Data.

The information required by this item is set forth below:

                       2002        2001        2000       1999(1)      1998
                      ------      ------      ------      -------     ------
Net revenues -
 continuing
 operations        $11,304,808  10,660,422  11,246,242  10,919,627 10,582,060
Income (loss)from
 continuing
 operations before
 taxes               2,595,781   3,615,612   1,874,729  (2,718,674) 1,664,416
Income tax
 (benefit)             348,554     719,414     113,165  (1,317,658)   279,537
Net income (loss)
 from continuing
 operations          2,247,227   2,896,198   1,761,564  (1,401,016) 1,384,879
Income (loss) from
 disposed operations,
 net of tax                  -           -           -     (63,056)    69,637
Gain on sale of
 disposed operations,
 net of tax                  -           -           -     988,845          -
                    ----------  ----------  ----------  ---------- ----------
Net income (loss)    2,247,227   2,896,198   1,761,564)   (475,227) 1,454,516
                    ==========  ==========  ==========  ========== ==========



                                 PART I
                              (Continued)


                       2002        2001        2000       1999(1)      1998
                      ------      ------      ------      ------      ------
Income (loss) per
 common share:
Continuing
 operations               2.07        2.59        1.59       (1.25)      1.17
Discontinued
 operations                  -           -           -       (0.06)      0.06
Gain on disposal
 of discontinued
 operations                  -           -           -        0.88          -
                          ----        ----        ----        ----       ----
Net income (loss)         2.07        2.59        1.59       (0.43)      1.23
                          ====        ====        ====        ====       ====
Property, plant
 and equipment (net) 2,102,781   2,117,476   2,369,216   2,618,649  2,798,825
Depreciation           395,258     381,079     447,401     488,591    513,045
Current assets      34,104,485  44,333,695  55,493,494  53,278,872 53,506,019
Ratio current
 assets to current
 liabilities         2.16 to 1   2.60 to 1   2.54 to 1   2.48 to 1  2.99 to 1

Total assets        69,615,705  89,097,487 111,143,958  89,536,796 95,011,738

Long-term debt               -           -           -           -          -
Accumulated other
 comprehensive
 income             34,013,394  46,599,325  60,846,586  47,852,421 52,506,224
Total share-
 holders' equity    44,160,910  59,220,189  72,959,140  58,137,015 65,295,924
Dividends per
 common share              .80         .80         .80         .80        .80
Book value per
 common share            44.04       53.75       64.03       52.54      57.46

(1) Results are reported as restated for the effect of an environmental liability. The effect was to reduce 1999 income from continuing operations before tax $4,715,458 and net income $2,980,947 net of tax of $1,734,511.



Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The information required by this item is incorporated by reference to the 2002 Annual Report to Shareholders.

                                PART II
                              (Continued)

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

The Company's market risk primarily is represented by the risk of changes in the value of marketable equity securities caused by fluctuations in equity prices. Marketable securities, at December 31, 2002, are recorded at a fair value of approximately $57,854,000, including net unrealized gains of $51,535,000. Marketable securities have exposure to price risk. The Company's available for sale marketable securities, at fair value, are invested as follows; 76% in two financial institutions, 23% in twelve communication and utility companies and 1% in other industries. The estimated potential loss in fair value resulting from a hypothetical 10% decrease in prices quoted by the stock exchange is $5,785,400.


Item 8.  Financial Statements and Supplementary Data.

The consolidated financial statements required by this item are included under Part IV, Item 14(a)1 of this Form 10-K.

Other information required by this item is set forth below:

                                          2002
                      First      Second       Third      Fourth
                     Quarter     Quarter     Quarter     Quarter     Total
                     -------     -------     -------     -------     -----
Total revenues     $2,938,337   2,788,179   2,870,541  2,707,751  11,304,808
Gross profit
 (loss)               226,782     193,380     142,587   (116,509)    446,240
Net income            641,303     434,633     412,802    758,489   2,247,227

Net income per
 share                   0.58        0.40        0.38       0.71        2.07

                                          2001
                      First      Second       Third      Fourth
                     Quarter     Quarter     Quarter     Quarter       Total
                     -------     -------     -------     -------       -----
Total revenues     $2,726,171   2,740,765   2,411,550  2,781,936  10,660,422
Gross profit
 (loss)               (62,787)    237,548      44,538    197,435     416,734

Net income            699,137   1,021,566     274,589    900,906   2,896,198

Net income per
 share                   0.62        0.90        0.25       0.82        2.59

                                PART II
                              (Continued)


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.



                                  PART III

Item 10.  Directors and Executive Officers of the Registrant.

(a)  Identification of Directors-

The information required by this item is incorporated herein by reference to the Registrant's Proxy Statement dated April 4, 2003, in connection with its Annual Meeting to be held May 8, 2003.

(b)  Identification of Executive Officers-

     NAME                        AGE          POSITION AND TIME IN OFFICE

     Benjamin Gettler             77          President since November 1988;
                                              Chairman of The Board since
                                              June 1990; Director since 1960.

     Vernon E. Bachman            65          Vice President and Treasurer
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


Item 11.  Executive Compensation.

The information required by this Item is incorporated herein by reference to the Registrant's proxy statement dated April 4, 2003, in connection with its annual meeting to be held May 8, 2003.

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

Other information required by this item is incorporated herein by reference to the Registrant's proxy statement dated April 4, 2003, in connection with its annual meeting to be held May 8, 2003.


Item 13.  Certain Relationships and Related Transactions.

There were no significant items to report under this caption other than those reported in the Registrant's Proxy Statement dated April 4, 2003, in connection with its Annual Meeting to be held May 8, 2003, which is incorporated herein by reference.


Item 14.  Controls and Procedures

The Chief Executive Officer and the Principal Financial Officer have reviewed, as of a date within 90 days of this filing, the disclosure controls and procedures that ensure that information relating to the Company required to be disclosed by the Company in the reports that it files or submits under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported in a timely and proper manner. Based upon this review, the Company believes that there are adequate controls and procedures in place. There are no significant changes in the controls or other factors that could affect the controls after the date of evaluation.

                                 PART IV


Item 15.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)      1.    Financial Statements.

               The following Consolidated Financial Statements of Vulcan International Corporation and subsidiaries are included under this item (see attached shareholders report and proxy statement):
                                                                      Page

                   Independent Auditors' Report.                       20

                   Consolidated Balance Sheets at December 31,
                    2002, and 2001.                                   21-22

                   Consolidated Statements of Income for Each
                    of the Three Years in the Period Ended
                    December 31, 2002.                                 23

                   Consolidated Statements of Shareholders'
                    Equity for Each of the Three Years in the
                    Period Ended December 31, 2002.                   24-25

                   Consolidated Statements of Cash Flows for
                    Each of the Three Years in the Period
                    Ended December 31, 2002.                          26-27

                   Notes to the Consolidated Financial
                    Statements for the Three Years Ended
                    December 31, 2002.                                28-46

         2.    Financial Statement Schedule.

                   Independent Auditors' Report on Schedule.           52

                   Schedule II - Valuation and Qualifying Accounts.    53


All other schedules are omitted because they are not applicable, not required, or because the required information is included in the Consolidated Financial Statements or notes thereto.

Separate financial statements of the Registrant or summarized financial information concerning subsidiaries are not required.

                                    PART IV
                                  (Continued)

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K. (Continued)

         3.    Financial Statements.

               The following financial statements of Vulcan International Corporation's 50% owned Joint Venture, Vulcan-Brunswick Bowling Pin Company, are included under this item:


                                                                         Page

                  Independent Auditors' Report                            55
                  Balance Sheets at December 31, 2002 and 2001            56
                  Statements of Income for the years ended
                   December 31, 2002 and 2001                             57
                  Statements of Partners' Capital for the years
                   ended December 31, 2002 and 2001                       58
                  Statements of Cash Flows for the years ended
                   December 31, 2002 and 2001                             59
                  Notes to the financial statements for the years
                   ended December 31, 2002 and 2001                     60-64

         4.    Exhibits.

                 3.    Registrant's Articles of Incorporation and
                        By-Laws are incorporated herein by reference.
                11.    Statement regarding computation of per share
                        earnings is incorporated herein by reference
                        to Registrant's 2002 Annual Report to
                        Shareholders                                    47-48
                13.    Registrant's 2002 Annual Report to Shareholders
                        is incorporated herein by reference.            13-46
                20.    Proxy Statement dated April 4, 2003, is
                        incorporated herein by reference.
                21.    Subsidiaries of the Registrant.                    51
               99.1    Independent Auditors' Report on Schedule           52
               99.2    Valuation and Qualifying accounts                  53
               99.3    Vulcan-Brunswick Bowling Pin Company financial
                        statements                                      54-64
               99.4    Officer's Certificate pursuant to 18 U.S.C.
                        Section 1350, as adopted pursuant to Section
                        906 of the Sarbanes-Oxley Act of 2002.            65


(b)      Reports on Form 8-K.

         There were no reports on Form 8-K for the three months ended December 31, 2002.

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

                                                 Vernon E. Bachman
                                                Secretary/Treasurer

TO OUR SHAREHOLDERS:


     During the Year 2002, the Company's net income after taxes was $2,247,227 compared to $2,896,198 in the Year 2001. Operating income after taxes, however, increased from $955,535 in 2001 to $1,137,241 in 2002. The reduction in 2002 total net income was due to the fact that there was a net gain on sale of property, equipment and investment in 2001 of $1,940,663 compared to $1,109,986 in 2002. A substantial part of those 2001 gains was due to the Company's actions in the Year 2001 to carry out a policy of gradually reducing its holdings of non-dividend-paying securities. Although this policy continued to be followed in 2002, there was a lesser amount of such gains.

     In the Clarksville rubber operation, the number of foam customers and new foam products developed by our subsidiary, Vulcan Corporation, continued to increase, as did the volume of its sales of uncured rubber. Sales of cured rubber products to the shoe industry, however, continued to decline. This change in product mix was the main reason for a reduction of 26% in the loss in that operation in 2002. Our goal continues to be to turn that Company into a profit center.

     The Company continues to monitor closely the situation in the Cincinnati real estate market. It is our opinion that that market is still in a state of flux and that office building properties offered for sale have not come down in price commensurate with the continued high rate of vacancy in the market.

     A major concern for the past two years has been the claim of the United States that the Company is a potentially responsible party with respect to the Re-Solve, Inc. Super Fund site in North Dartmouth, Massachusetts. That claim is based on an allegation by the U.S. Environmental Protection Agency that a manufacturing facility of Vulcan sent waste solvents to the site in the 1970's. That manufacturing facility had been closed by Vulcan prior to enactment by the U.S. Congress in 1980 of the legislation on which the claim is based. As of September 22, 1999, the amount of the U.S. claim was $3,465,438 plus additional clean-up, response costs and interest from September 22, 1999 and for an indefinite number of years in the future. On March 10, 2003, the Company reached a proposed settlement with the government providing for a payment by the Company of $3.8 million plus interest from November 1, 2002 to settle all present and future government claims in the Re-Solve case. That proposed settlement is subject to publication, public comment and final approval by the United States District Court for the District of Massachusetts. We are hopeful that the foregoing will be concluded in 2003 and finally put this distressing situation to rest. Such conclusion would remove a major uncertainty which has been clouding the future of the Company.


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


                             RUBBER AND FOAM PRODUCTS

Vulcan manufactures rubber and foam products in a 272,000 sq. ft. building located in Clarksville, Tennessee. Over 50% of sales of products manufactured in Clarksville in 2002 were for use by shoe manufacturers in the United States. The majority of such sales were non-cured custom-mixed materials for use in military footwear. Non-footwear products manufactured in Clarksville were primarily for use by various prime manufacturers, including sports flooring, novelty items, recreational land and water vehicles and foam and custom-mix rubber for various non-footwear manufacturers.


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

                    MANAGEMENT ANALYSIS OF RECENT YEARS

2002 COMPARED TO 2001
---------------------
Sales of the Rubber Division increased from $6,129,434 in 2001 to $6,522,678 in 2002. The decrease in sales in cured rubber shoe products and flooring was offset by a greater increase in the custom mix sales. The operating loss (before taxes) decreased from $892,131 in 2001 to $657,039 in 2002.
The decrease in the operating loss was primarily a result of a change in the product mix and the increase in sales volume.

Sales of the Bowling Pin Division increased from $1,783,318 in 2001 to $1,995,694 in 2002. The operating profit of the division increased from $140,009 in 2001 to $347,330 in 2002. The increased production of the Joint Venture, which manufactures bowling pins, resulted in higher profits for the year and was largely responsible for the increase in operating profit.

Operating profit (before taxes) in the real estate operations decreased from $516,824 in 2001 to $324,794 in 2002. The profits for 2001 included a credit adjustment of real estate tax expense. The amount of real estate taxes for the years 1999, 2000 and 2001 is currently being appealed by the Cincinnati School Board which is seeing an increase in the amount of real estate taxes reflected in the financial statements of the Company.

Net gains on the disposal of assets were $849,092 in 2002 compared to $2,011,978 in 2001. In both years gains were mainly from the sale of marketable securities. Dividends and interest (before tax) were $2,298,876 in 2002 compared to $2,287,609 in 2001.


2001 COMPARED TO 2000
---------------------
Sales of the Rubber Division decreased from $6,844,877 in 2000 to $6,129,434 in 2001. The decreased sales in low margin custom mix and flooring sales was offset by the increase in foam product sales. As a result the operating loss (before taxes) decreased from $1,292,120 in 2000 to $892,131 in 2001.

Sales of the Bowling Pin Division increased from $1,716,428 in 2000 to $1,783,318 in 2001. The operating profit of the division decreased from $286,521 in 2000 to $140,009 in 2001. The decreased production of the Joint Venture, which manufactures bowling pins, resulted in lower profit for the year and was largely responsible for the decreased operating profit.

Operating profit (before taxes) in the real estate operations increased from $287,927 in 2000 to $516,824 in 2001. The increase in profit reflects an adjustment of the liability recorded in 2000 and 1999 for real estate taxes based on management's judgment as to the limits of such liability based on an appraisal filed by the Cincinnati School Board which has been seeking an increase in the real estate taxes paid by the Company.

                      MANAGEMENT ANALYSIS OF RECENT YEARS
                                 (Continued)

Net gains on the disposal of assets were $2,011,978 in 2001 compared to $607,284 in 2000. In both years the gains were mainly from the sale of marketable securities and net gains from call option contracts. Dividends and interest (before tax) were $2,287,609 in 2001 compared to $2,180,839 in 2000.


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

Operating profit (before taxes) in the real estate operations decreased from $321,011 in 1999 to $287,927 in 2000 due to a reduction in income from timber harvesting.

Net gains on the disposal of equipment and investments were $607,284 in 2000 compared to $89,429 in 1999. The gains were mainly from the sale of marketable securities as the result of a decision to reduce gradually the Company's holdings of non-dividend paying securities. Dividends and interest (before tax) were $2,180,839 compared to $1,907,509 in 1999.

        FINANCIAL POSITION, LIQUIDITY AND CAPITAL COMMITMENTS

The Company's cash requirements in 2002 were funded by its cash flow and short term borrowing. The working capital decreased $8,958,279 during the current year. The decreased working capital was mainly a result of the decreased value of marketable securities. Capital expenditures were $404,602 compared to total depreciation and amortization of $398,576.

                                COMMON STOCK PRICES
                          2002                          2001
                --------------------------------------------------------
   QUARTER      HIGH      LOW     DIVIDEND     HIGH     LOW     DIVIDEND
   -------      ----      ---     --------     ----     ---     --------

    First       44.00     39.25      .20       42.75    34.25      .20
    Second      42.75     41.00      .20       40.50    38.00      .20
    Third       42.00     36.75      .20       40.00    38.75      .20
    Fourth      35.30     34.30      .20       40.25    37.24      .20


The common stock of Vulcan International Corporation is listed on the American Stock Exchange. The high and low sale prices and the dividends paid for each quarterly period within the two most recent years are as shown.

The Company reached a proposed settlement with the government providing for a payment of $3.8 million plus interest from November 1, 2002 to settle all government claims in the Re-Solve cased discussed in Note 8 to the financial statements. The proposed settlement is subject to publication, public comment and final approval by the United States District Court for the District of Massachusetts. If the proposed settlement is accepted, the Company would be required to pay the settlement amount within thirty days of approval by the Court. The Company expects to fund this liability and other cash needs in 2003 by accessing its existing line of credit, the possible sale of securities and from its anticipated operating cash flow.


                                  FORM 10-K

A copy of the 2002 Vulcan International Corporation 10-K report filed with the Securities and Exchange Commission will be furnished without charge upon request by a shareholder or beneficial owner as of the record date, March 14, 2003, of securities entitled to vote at the annual meeting of shareholders. Requests should be addressed to:

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

                     For the year ended December 31, 2002







                                                  J.D. CLOUD & CO. L.L.P.
                                               CERTIFIED PUBLIC ACCOUNTANTS
                                                    CINCINNATI, OHIO

                      INDEPENDENT AUDITORS' REPORT


To the Board of Directors
Vulcan International Corporation
Wilmington, Delaware

We have audited the accompanying consolidated balance sheets of Vulcan International Corporation (a Delaware Corporation) and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Vulcan International Corporation and subsidiaries at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with U.S. generally accepted accounting principles.


                                          /s/ J.D. CLOUD & CO. L.L.P.
                                          -------------------------------
                                          Certified Public Accountants


Cincinnati, Ohio
February 11, 2003

              VULCAN INTERNATIONAL CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                       At December 31, 2002 and 2001

     -ASSETS-                                      2002        2001
CURRENT ASSETS:
   Cash                                        $ 1,682,049    2,493,733
   Marketable securities                        30,237,923   39,981,369
   Accounts receivable (less-allowance
     for doubtful accounts-$127,400
     in 2002; $91,400 in 2001)                   1,437,170    1,428,693
   Inventories                                     702,518      356,290
   Prepaid expense                                  44,825       14,384
   Refundable federal income tax                         -       59,226
                                                ----------   ----------
     TOTAL CURRENT ASSETS                       34,104,485   44,333,695
                                                ----------   ----------
 PROPERTY, PLANT AND EQUIPMENT:
   Land                                             84,272       88,581
   Timberlands and timber cutting rights           700,393      700,393
   Buildings and improvements                    4,233,376    4,225,627
   Machinery and equipment                       6,661,937    6,674,350
                                                ----------   ----------
     Total                                      11,679,978   11,688,951
   Less-Accumulated depreciation
    and depletion                                9,577,197    9,571,475
                                                ----------   ----------
     PROPERTY, PLANT AND EQUIPMENT-NET           2,102,781    2,117,476
                                                ----------   ----------
MODELS AND PATTERNS-at nominal value                     1            1
                                                ----------   ----------
INVESTMENT IN JOINT VENTURE                         20,805       69,010
                                                ----------   ----------
DEFERRED CHARGES AND OTHER ASSETS:
   Marketable securities                        27,615,871   37,040,858
   Note receivable                                  90,744      220,248
   Other                                         5,681,018    5,316,199
                                                ----------   ----------
     TOTAL DEFERRED CHARGES AND
       OTHER ASSETS                             33,387,633   42,577,305
                                               -----------   ----------
          TOTAL ASSETS                         $69,615,705   89,097,487
                                                ==========   ==========






     -LIABILITIES AND SHAREHOLDERS' EQUITY-          2002         2001

CURRENT LIABILITIES:
   Notes payable - bank                        $ 1,861,711             -
   Accounts payable-
     Trade                                         711,971       872,717
     Other                                          30,739         4,696
   Accrued salaries, wages and commissions         197,473       120,261
   Accrued other expenses                        5,826,407     5,554,500
   Deferred income tax                           7,133,396    10,480,454
                                                ----------    ----------
     TOTAL CURRENT LIABILITIES                  15,761,697    17,032,628
                                                ----------    ----------
OTHER LIABILITIES:
   Deferred income tax                           9,641,263    12,791,949
   Other                                            34,531        37,470
                                                ----------    ----------
     TOTAL OTHER LIABILITIES                     9,675,794    12,829,419
                                                ----------    ----------

COMMITMENTS AND CONTINGENCIES (Notes 8)                  -             -

MINORITY INTEREST IN PARTNERSHIP                    17,304        15,251
                                                ----------    ----------
SHAREHOLDERS' EQUITY:
   Common stock-no par value;
     Authorized 2,000,000 shares; issued
     1,999,512 shares                              249,939       249,939
   Additional paid-in capital                    8,205,825     8,191,065
   Retained earnings                            27,952,115    26,562,597
   Accumulated other comprehensive income       34,013,394    46,599,325
                                                ----------    ----------
                                                70,421,273    81,602,926
     Less-Common stock in treasury-at cost,
        996,805 shares in 2002;
        897,793 shares in 2001                  26,260,363    22,382,737
                                                ----------    ----------
     TOTAL SHAREHOLDERS' EQUITY                 44,160,910    59,220,189
                                                ----------    ----------
          TOTAL LIABILITIES AND
             SHAREHOLDERS' EQUITY              $69,615,705    89,097,487
                                               ===========    ==========

The accompanying notes to consolidated financial statements are an integral part of these statements.

                 VULCAN INTERNATIONAL CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF INCOME
                        Three years ended December 31, 2002

                                          2002          2001          2000
REVENUES:
   Net sales                         $ 9,005,932     8,372,813     9,065,403
   Dividends and interest              2,298,876     2,287,609     2,180,839
                                      ----------    ----------    ----------
     TOTAL REVENUES                   11,304,808    10,660,422    11,246,242
                                      ----------    ----------    ----------
COST AND EXPENSES:
   Cost of sales                       8,559,692     7,956,079     9,290,074
   General and administrative          1,481,493     1,053,077     1,127,114
   Environmental remediation costs       141,888       297,374        21,196
   Interest expense                      157,846       255,298       362,323
                                      ----------    ----------    ----------
     TOTAL COST AND EXPENSES          10,340,919     9,561,828    10,800,707
                                      ----------    ----------    ----------
EQUITY IN JOINT VENTURE INCOME
   AND MINORITY INTEREST, NET            349,743        94,295       488,391
                                      ----------    ----------    ----------
     INCOME BEFORE GAIN ON
       DISPOSAL OF ASSETS              1,313,632     1,192,889       933,926

NET GAIN ON SALE OF PROPERTY,
   EQUIPMENT AND INVESTMENTS           1,282,149     2,422,723       940,803
                                      ----------    ----------    ----------
     INCOME BEFORE INCOME TAXES        2,595,781     3,615,612     1,874,729

INCOME TAX PROVISION                     348,554       719,414       113,165
                                      ----------    ----------    ----------
     NET INCOME                        2,247,227     2,896,198     1,761,564
                                      ==========    ==========    ==========
Net Income Per Common Share
   Outstanding                       $      2.07          2.59          1.59
                                      ==========    ==========    ==========

The accompanying notes to consolidated financial statements are an integral part of these statements.

                 VULCAN INTERNATIONAL CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                        Three years ended December 31, 2002

                                                                  Accumulated
                                         Additional                 Other
                                 Common    Paid-In    Retained  Comprehensive
                                 Stock     Capital    Earnings      Income
                                 ------  ----------   --------  -------------
Balance at January 1, 2000    $249,939   6,146,698   23,694,388   47,852,421

Add - Net income for the
       year                                           1,761,564
      Net unrealized gain
       on available-for-
       sale securities (net
       of taxes of $6,864,059)                                    13,324,327
      Sale of treasury shares            1,598,404

Deduct-Dividends declared
        $.80 per share                                  890,577
        Reclassification
         adjustment for gains
         included in net income
         (net of tax of $170,084)                                    330,162
       Purchase of treasury
        shares
                               -------   ---------   ----------   ----------
Balance at December 31, 2000   249,939   7,745,102   24,565,375   60,846,586

Add-Net income for the year                           2,896,198
    Net unrealized loss on
     available-for-sale
     securities (net of tax
     benefit of $6,832,881)                                      (13,261,183)
    Sale of treasury shares                445,963

Deduct-Dividends declared
       $.80 per share                                   898,976
       Reclassification
        adjustment for gains
        included in net income
        (net of tax of
        $507,980)                                                    986,078
       Purchase of treasury
        shares
                               -------   ---------   ----------   ----------
Balance at December 31, 2001   249,939   8,191,065   26,562,597   46,599,325


Add-Net income for the year                           2,247,227
     Net unrealized loss on
      available-for-sale
      securities (net of tax
      benefit of $6,330,632)                                     (12,288,874)
     Sale of treasury shares                14,760

Deduct-Dividends declared
       $.80 per share                                   857,709
       Reclassification adjustment
        for gains included in net
        income (net of tax of
        $153,029)                                                    297,057
       Purchase of treasury
        shares
                               -------   ---------   ----------   ----------
Balance at December 31, 2002  $249,939   8,205,825   27,952,115   34,013,394
                               =======   =========   ==========   ==========



                                               Common
                                            Treasury Shares         Total
                            Comprehensive  -------------------  Shareholders'
                             Income (Loss)   Shares     Amount     Equity
                            -------------- --------------------  ------------
Balance at January 1, 2000                  892,907   19,806,431  58,137,015
Add-Net income for the year    1,761,564                           1,761,564
    Net unrealized gain on
     available-for-sale
     securities (net of
     taxes of $6,864,059)     13,324,327                          13,324,327
    Sale of treasury shares                 (65,000)    (418,471)  2,016,875

Deduct-Dividends declared
        $.80 per share                                               890,577
        Reclassification
         adjustment for gains
         included in net income
         (net of tax of
         $170,084)               330,162                             330,162
        Purchase of treasury
         shares                              32,081    1,059,902   1,059,902
                              ----------    -------   ----------  ----------
Balance at December 31, 2000  14,755,729    859,988   20,447,862  72,959,140
                              ==========

Add-Net income for the year    2,896,198                           2,896,198
    Net unrealized loss on
     available-for-sale
     securities (net of
     tax benefit of
     $6,832,881)             (13,261,183)                        (13,261,183)
    Sale of treasury shares                 (16,500)    (169,006)    614,969

Deduct-Dividends declared
        $.80 per share                                               898,976
       Reclassification
        adjustment for gains
        included in net
        income (net of tax
        of $507,980)             986,078                             986,078
       Purchase of treasury
        shares                               54,305    2,103,881   2,103,881
                              ----------    -------   ----------   ----------
Balance at December 31, 2001 (11,351,063)   897,793   22,382,737  59,220,189
                              ==========

Add-Net income for the year    2,247,227                            2,247,227
    Net unrealized loss on
     available-for-sale
     securities (net of
     tax benefit of
     $6,330,632)             (12,288,874)                         (12,288,874)
    Sale of treasury shares                    (500)      (5,125)      19,885


Deduct-Dividends declared
       $.80 per share                                                 857,709
       Reclassification
        adjustment for gains
        included in net income
        (net of tax of $153,029) 297,057                              297,057
       Purchase of treasury
        shares                               99,512    3,882,751    3,882,751
                              ----------    -------   ----------   ----------
Balance at December 31, 2002 (10,338,704)   996,805   26,260,363   44,160,910
                              ==========    =======   ==========   ==========

The accompanying notes to consolidated financial statements are an integral part of these statements.

                 VULCAN INTERNATIONAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                       Three years ended December 31, 2002

                                            2002         2001        2000
CASH FLOWS FROM OPERATING ACTIVITIES:
 Cash received from customers          $  8,947,139    8,450,305   8,774,935
 Cash paid to suppliers and employees   (10,352,525)  (8,621,019)(10,545,516)
 Dividends and interest received          2,298,876    2,287,609   2,180,839
 Interest paid                              (15,298)     (55,184)   (169,144)
 Income taxes paid                         (264,161)    (486,083)   (104,775)
                                         ----------   ---------- -----------
      NET CASH FLOWS FROM
       OPERATING ACTIVITIES                 614,031    1,575,628     136,339
                                         ----------   ---------- -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Proceeds from sale of property and
  equipment                                 538,383      513,245     335,173
 Proceeds from sale of marketable
  securities                                767,548    1,896,981     811,106
 Purchase of marketable securities                -         (152)    (69,838)
 Purchase of property, plant and
  equipment                                (404,602)    (139,259)   (224,878)
 Cash distribution from joint venture       400,000      100,000     418,000
 Collection on notes receivable             131,820      114,279     107,725
                                         ----------   ----------  ----------
      NET CASH FLOWS FROM
       INVESTING ACTIVITIES               1,433,149    2,485,094   1,377,288
                                         ----------   ----------  ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Borrowings under credit agreements       1,861,711      565,000   1,085,000
 Principal payments under credit
  agreements                                      -   (2,265,000) (1,195,000)
 Proceeds from sale of treasury shares       19,885    2,127,220     466,875
 Purchase of common shares               (3,882,751)  (2,103,882) (1,059,902)
 Cash dividends paid                       (857,709)    (898,976)   (890,577)
                                         ----------   ----------  ----------
      NET CASH FLOWS FROM
       FINANCING ACTIVITIES              (2,858,864)  (2,575,638) (1,593,604)
                                         ----------   ----------  ----------
      NET CHANGE IN CASH AND
       CASH EQUIVALENTS                    (811,684)   1,485,084     (79,977)

CASH AND CASH EQUIVALENTS AT
 BEGINNING OF YEAR                        2,493,733    1,008,649   1,088,626
                                         ----------   ----------  ----------
CASH AND CASH EQUIVALENTS AT
 END OF YEAR                            $ 1,682,049    2,493,733   1,008,649
                                         ==========   ==========  ==========



                                              2002        2001      2000
 RECONCILIATION OF NET INCOME TO
  NET CASH FLOWS FROM OPERATING
  ACTIVITIES:
  Net income                             $  2,247,227   2,896,198  1,761,564
  Adjustments:
    Depreciation and amortization             398,576     383,260    452,550
    Deferred income tax                       (14,082)    208,860    (11,435)
    Equity in joint venture income and
     minority interest                       (349,743)    (94,296)  (488,391)
    Gain on sale of property, equipment
     and investments                       (1,282,149) (2,422,723)  (940,803)
    Stock compensation programs                68,600      37,750          -
  Changes in assets and liabilities:
    (Increase) decrease in accounts
      receivable                              (10,793)    101,494   (105,543)
    (Increase) decrease in inventories       (346,228)    584,800    182,313
    Increase in prepaid pension asset        (368,137)   (602,961)  (863,595)
    Increase in accounts payable,
      accrued expenses and other
      assets, net                             270,760     483,246    149,679
                                           ----------  ----------  ---------
       NET CASH FLOWS FROM
        OPERATING ACTIVITIES             $    614,031   1,575,628    136,339
                                           ==========  ==========  =========


The accompanying notes to consolidated financial statements are an integral part of these statements.

                 VULCAN INTERNATIONAL CORPORATION AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       Three years ended December 31, 2002

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

MINORITY INTEREST-
Cincinnati Club Building Associates ("CCBA") was formed in 1993 for the purchase of certain commercial property in Cincinnati, Ohio. The Company's offices are located in a portion of the property with the remainder available for leasing. The Company's consolidated financial statements include 100% of the assets, liabilities and income, or loss, of CCBA. The minority owner's 2.5% interest in CCBA is reflected as a minority interest in partnership and a minority interest in (income) of partnership in the respective consolidated balance sheets and consolidated statements of income.

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

                 VULCAN INTERNATIONAL CORPORATION AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       Three years ended December 31, 2002
                                  (Continued)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (Continued)

RECEIVABLES AND CREDIT POLICIES-
Accounts receivable are uncollateralized customer obligations due under normal trade terms requiring payment within 30 to 90 days from the invoice date depending on the product purchased and the customer's creditworthiness. Certain customers purchasing bowling pins are granted, at the Company's discretion, fall dating terms. Fall dating is a standard industry practice in bowling pin sales whereby customers can purchase pins in the beginning of a calendar year and payment is required in three equal installments in October, November and December of that year.

Accounts receivable are stated at the amount billed to the customer plus any accrued and unpaid interest. Customer account balances with invoices dated over 90 days old are considered delinquent. The Company has the option of charging interest monthly on past due unpaid accounts receivable. Payments of accounts receivable are allocated to the specific invoices identified on the customer's remittance advice or, if unspecified, are applied as credits to the customer's accounts.

The carrying amount of accounts receivable is reduced by a valuation allowance that reflects management's best estimate of the amounts that will not be collected. Management individually reviews all accounts receivable balances that exceed 90 days from the invoice due date and, based on an assessment of current creditworthiness, estimates the portion, if any, of the balance that will not be collected. Additionally, management reviews the remaining accounts receivable and judgmentally estimates a general allowance covering those amounts, based on past experience and expected future economic conditions that might give rise to results that differ from past experience.

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

                VULCAN INTERNATIONAL CORPORATION AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       Three years ended December 31, 2002
                                  (Continued)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (Continued)

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

SHIPPING AND HANDLING COSTS-
Shipping and handling costs are included in cost of sales.

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

                VULCAN INTERNATIONAL CORPORATION AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       Three years ended December 31, 2002
                                  (Continued)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (Continued)

EFFECT OF RECENT ACCOUNTING STANDARDS-
Effective January 1, 2002 the Company adopted Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 requires an entity to discontinue amortization of goodwill and evaluate goodwill for potential impairment annually. The adoption of this standard was not significant.

RECENT ACCOUNTING PRONOUNCEMENTS-
The Financial Accounting Standards Board has issued the following standards that the Company will adopt, if applicable, upon the effective dates; Statement No. 145, Rescission of FASB Statements 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections, effective May 15, 2002; Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities, effective January 1, 2003; Statement No. 147, Acquisitions of Certain Financial Institutions - an amendment of FASB Statements 72 and 144 and FASB Interpretation No. 9, effective October 1, 2002; Statement No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123, effective January 1, 2004. The standards adopted during the current year have not had a significant impact and those to be adopted are not expected to have a significant impact on the Company's financial condition or results of operations.


NOTE  2 - MARKETABLE SECURITIES

The Company's investments in marketable securities have been classified as available-for-sale securities and reported at their fair value as determined by quoted market prices as follows:
                                             Unrealized          Fair
                               Cost             Gains            Value
                              ------         ----------         -------
          2002
          ----
          Current          $ 3,695,066       26,542,857       30,237,923
          Long-term          2,623,283       24,992,588       27,615,871
                             ---------       ----------       ----------
                           $ 6,318,349       51,535,445       57,853,794
                             =========       ==========       ==========
          2001
          ----
          Current          $ 3,793,906       36,187,463       39,981,369
          Long-term          2,623,283       34,417,575       37,040,858
                             ---------       ----------       ----------
                           $ 6,417,189       70,605,038       77,022,227
                             =========       ==========       ==========

                                  -31-

                VULCAN INTERNATIONAL CORPORATION AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       Three years ended December 31, 2002
                                  (Continued)


NOTE  2 - MARKETABLE SECURITIES (Continued)

The unrealized holding gains are included, net of deferred income tax of $17,522,051 and $24,005,714 at December 31, 2002 and 2001, respectively, as a component of shareholders' equity.

2002 2001
----              ----
    Realized gains from available-
     for-sale securities                  $442,252         1,448,941
    Gross proceeds from sale of
     available-for-sale securities         543,834         1,566,217
    Net realized and unrealized
     gains from call option contracts      317,719           326,505
    Gross proceeds from realized and
     unrealized gains from call
     option contracts                      223,714           330,764

The Company's available-for-sale marketable securities, at fair market value, are invested as follows: 76% in two financial institutions, 23% in twelve communication and utility companies and 1% in other industries. The Company is subject to the risk that the value of these securities may decline from the recorded fair market values.

As of February 11, 2003, the fair value of marketable securities was approximately $55,442,000 and the net unrealized holding gain was approximately $32,495,000 net of deferred taxes of approximately
$16,740,000. Realized gains on marketable securities through February 11, 2003, were $369,100 and gross proceeds on the sale of those securities were $480,000.


NOTE 3 - INVENTORIES

Inventories at December 31, 2002 and 2001, were classified as follows:
                                         2002          2001

          Finished goods               $506,240       142,846
          Work in process                33,983        64,853
          Raw materials                 162,295       148,591
                                        -------       -------
             Total                     $702,518       356,290
                                        =======       =======

                VULCAN INTERNATIONAL CORPORATION AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       Three years ended December 31, 2002
                                  (Continued)


NOTE 3 - INVENTORIES (Continued)

As indicated in Note 1, substantially all inventories are stated at cost determined under the last-in, first-out (LIFO) method. If valued at current replacement cost, inventories would have been approximately $853,000 and $917,000 greater than reported at December 31, 2002 and 2001, respectively.

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


NOTE 4 - JOINT VENTURE

The Company, through a wholly-owned subsidiary, owns a 50% interest in a Joint Venture, Vulcan Brunswick Bowling Pin Company ("VBBPC") which manufactures bowling pins in Antigo, Wisconsin, for Brunswick and the Company.

Summarized financial information for VBBPC consists of the following:
                                                      2002        2001
          Assets:
            Current assets                         $1,604,911   1,640,465
            Property, plant and equipment           2,541,111   2,753,814
            Other                                   2,800,851   2,832,384
                                                    ---------   ---------
               Total                               $6,946,873   7,226,663
                                                    =========   =========
          Liabilities and Partners' Capital:
            Current liabilities                    $  225,174     248,750
            Partners' capital                       6,721,699   6,977,913
                                                    ---------  ----------
               Total                               $6,946,873   7,226,663
                                                    =========   =========

                 Vulcan INTERNATIONAL CORPORATION AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       Three years ended December 31, 2002
                                  (Continued)

NOTE  4 - JOINT VENTURE (Continued)

                                            2002         2001        2000
        Statements of Operations:
          Net sales                     $6,073,150    4,177,916   9,261,854
          Costs and expenses             5,535,350    4,061,802   8,464,507
          Other income-net                   5,986       17,402      24,025
                                         ---------   ----------   ---------
             Net income                 $  543,786      133,516     821,372
                                         =========   ==========   =========
          Company's equity in net
           income of VBBPC              $  271,893       66,758     410,686
          Adjustments                       79,902       31,724      77,842
                                         ----------  ----------   ---------
             Company's equity in net
              income                    $  351,795       98,482     488,528
                                         ==========  ==========   =========

The Company, under the equity method of accounting, increases its investment in VBBPC for its share of VBBPC's income and decreases its investment for any distributions received. Distributions in excess of the Company's recorded investment are included in current income.

The Company's 50% interest in the net assets of VBBPC amounted to $3,360,850 at December 31, 2002. There were no undistributed earnings from the Joint Venture included in the Company's retained earnings at December 31, 2002. The Company is also jointly and severally liable under VBBPC's revolving loan agreement. There were no borrowings under the loan agreement at December 31, 2002 or 2001. The Company adjusts its investment in VBBPC through its equity in VBBPC's net income which is further adjusted to reflect inventories on the last-in, first-out method of accounting.

Transactions between VBBPC and the Company consist of the following at
December 31:
                                             2002        2001        2000
          Purchases from VBBPC            $1,783,000    905,000   1,743,000
          Administrative fees received
            from VBBPC                        30,000    110,000      30,000
          Net amount due to VBBPC            184,000    517,000     266,000
          Cash distributions from VBBPC      400,000    100,000     418,000

                 Vulcan INTERNATIONAL CORPORATION AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       Three years ended December 31, 2002
                                  (Continued)

NOTE 5 - NOTES PAYABLE

The Company maintains a revolving credit agreement with its bank that provides for borrowings of up to $6,000,000 through November 1, 2003. Interest is payable monthly at the lesser of the federal funds rate plus 1.75% or a rate based on the Euro-Rate as determined by the bank in accordance with its usual procedures. Borrowings under the agreement were $1,861,711 at December 31, 2002 and were secured by certain marketable equity securities.

The weighted average interest rate was 3.14% and 6.73% for the respective years ended December 31, 2002 and 2001. The interest rate at December 31, 2002 was 2.67%. Marketable securities pledged as collateral under the agreement had a market value of approximately $20,466,000 at December 31, 2002.

The Company also maintains a revolving credit agreement, expiring October 31, 2003, with its bank that provides for additional short-term borrowings of up to $5,000,000 at the prime rate secured by certain real and personal property of the Company.


NOTE 6 - LEASES

The Company leases office space to various tenants under operating leases expiring from 2003 to 2008.  The Company's basis in the property held for lease at December 31, 2002 and 2001 is as follows:
                                                 2002          2001
          Land                                $ 37,803        37,803
          Building and tenant improvements     770,249       770,249
                                               -------       -------
                                               808,052       808,052
          Less accumulated depreciation
           and amortization                    412,517       344,360
                                               -------       -------
                                              $395,535       463,692
                                               =======       =======

                 Vulcan INTERNATIONAL CORPORATION AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       Three years ended December 31, 2002
                                  (Continued)

NOTE 6 - LEASES (Continued)

Minimum future rental income under noncancelable leases as of December 31,
2002, is as follows:
          Year ending December 31,
                   2003                      $  368,600
                   2004                         227,600
                   2005                         184,800
                   2006                         190,400
                   2007                         144,800
                Thereafter                       56,500
                                              ---------
                   Total                     $1,172,700
                                              =========


NOTE 7 - EMPLOYEE BENEFIT PLANS

The Company maintains a noncontributory defined benefit pension plan for certain eligible salaried and hourly employees. The funded status and net pension credit recognized in the accompanying consolidated financial statements consisted of:



                 VULCAN INTERNATIONAL CORPORATION AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       Three years ended December 31, 2002
                                  (Continued)


NOTE 7 - EMPLOYEE BENEFITS PLANS (Continued)

                                                      2002          2001
   Change in projected benefit obligations:
    Benefit obligation - January 1,              $ 8,420,138     8,280,133
    Service cost                                      37,417        39,933
    Interest cost                                    520,407       531,402
    Actuarial (gain) loss                            (78,553)      221,892
    Benefits paid                                   (670,651)     (653,222)
                                                  ----------    ----------
       Projected benefit obligation -
        December 31,                               8,228,758     8,420,138
                                                  ----------    ----------
   Change in plan assets:
    Fair value of plan assets - January 1,        12,268,171    13,943,244
    Actual return on plan assets                  (1,465,489)   (1,021,851)
    Benefits paid                                   (670,651)     (653,222)
                                                  ----------    ----------
       Fair value of plan assets -
        December 31,                              10,132,031    12,268,171
                                                  ----------    ----------
       Funded status                               1,903,273     3,848,033

    Unrecognized prior service cost                   20,597        41,193
    Unrecognized net gain from actual
     experience different from that assumed        3,726,627     1,393,134
                                                  ----------    ----------
        Prepaid pension expense - December 31,   $ 5,650,497     5,282,360
                                                  ==========    ==========

                                           2002         2001         2000
   Components of net periodic
     benefit costs:
    Service cost                     $    37,417       39,933       48,600
    Interest cost                        519,854      530,243      520,756
    Return on plan assets:
     Actual                            1,465,489    1,021,851    1,068,086
     Deferred                         (2,411,494)  (2,109,756)  (2,460,752)
    Amortization of prior
     service cost                         20,597       45,767       90,716
    Amortization of net
     transition asset                          -     (130,998)    (131,001)
                                       ---------    ---------     ---------
        Periodic pension benefit     $  (368,137)    (602,960)    (863,595)
                                       =========    =========    =========

                 VULCAN INTERNATIONAL CORPORATION AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       Three years ended December 31, 2002
                                  (Continued)

NOTE 7 - EMPLOYEE BENEFIT PLANS (Continued)

Significant actuarial assumptions used in the above computations include the following:
                                                        2002          2001
   Assumed discount rate                                 6.5%          6.5%
   Expected long-term rate of return on
     plan assets                                         8.0%          8.0%
   Rate of increase in future compensation levels        5.0%          5.0%
   Average remaining service period                    11 years      11 years

Pension plan assets are invested primarily in U.S. Government guaranteed debt securities and publicly-traded stocks and bonds. The vested actuarial present value of benefit obligations is based upon the participant's expected date of separation or retirement.

Company contributions to its defined contribution plan were $15,000 in 2002, $16,000 in 2001 and $20,000 in 2000.

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

In November 2001, the Company's Board of Directors ratified a December 1999 resolution of its executive committee making treasury shares available for purchase by directors, including directors of wholly-owned subsidiaries, at the lowest price for which a sale is made on the date of exercise up to a maximum of 25,000 shares per year. Shares purchased under this policy may not be transferred for a period of six months to anyone other than the Company, another director, or in the event of the death of the director, to the director's estate. The resolution provided for said policy to continue until rescinded by the Board of Directors. In 2002, one director purchased 500 shares and in 2001, two directors purchased a total of 16,500 shares, under this resolution.

In 1999, the Company's Stock Option Committee granted options, expiring in 2002, to purchase not more than 50,000 shares of treasury stock at $31 per share to the President of the Company. During 2000, the option to purchase all 50,000 shares was exercised.

                 VULCAN INTERNATIONAL CORPORATION AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       Three years ended December 31, 2002
                                  (Continued)


NOTE 7 - EMPLOYEE BENEFIT PLANS (Continued)

In 2001, the Company's Stock Option Committee granted options, expiring in 2008 to purchase not more than 50,000 shares of treasury stock at $37.24 per share to the President of the Company. No options were exercised under this grant during 2001 or 2002.

In December 2002 and November 2001, the Compensation Committee awarded the President of the Company 2,000 shares and 1,000 shares of common stock, respectively, valued at $68,600 and $37,750, respectively, as additional compensation for his services.


NOTE 8 - COMMITMENTS AND CONTINGENCIES

The Company has an interest in a partnership, CCBA, which owns certain real estate. On August 13, 1999 a complaint for money damages, in excess of $25,000, based upon breach of fiduciary duty was filed by the other partner in the Court of Common Pleas in Hamilton County, Ohio.
Essentially, the plaintiff is seeking an adjustment of the capital account balances which would result in a higher distribution of cash flow to the plaintiff. On March 27, 2001, the plaintiff threatened to file an amended complaint that alleges damages of $1,062,000 and costs, plus punitive damages of $2,000,000 on various grounds. The Company believes that the suit is without merit and has been defending itself vigorously against the issues raised.

CCBA appealed a real estate tax assessment from 1999 that had increased the annual real estate tax by approximately $96,000 and was granted a revision. During 2001, the local school board appealed the revision and reduced its initial appraised value of the property. CCBA received a $96,000 refund of the additional tax paid in 1999. CCBA has recorded a liability of approximately $123,000 related to this issue based on the revised value asserted by the local school board. If CCBA is successful, this liability will be recognized as income when the final valuation is determined.

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

                 VULCAN INTERNATIONAL CORPORATION AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       Three years ended December 31, 2002
                                  (Continued)


NOTE 8 - COMMITMENTS AND CONTINGENCIES (Continued)

The Company is presently continuing an investigation into this matter and is vigorously pursuing all available legal remedies to set aside all orders and liens relating to the asserted liability and to defend itself against the underlying allegations. Counsel for the Company is also vigorously pursuing settlement negotiations with counsel for the United States. Counsel for the Company and counsel for the United States have proposed a settlement for approximately $3,800,000 plus interest from November 1, 2002. This tentative settlement is subject to various approvals concerning which no prediction can be made. To the extent that the Company is able to settle this liability, or to obtain judicial relief, for an amount less than it has accrued, the difference will be recorded as income in the year the obligation is settled.

The Company has recorded an estimated liability of $3,495,000, net of $1,800,000 tax, for the judgment, accrued interest for past costs and a discounted present value for estimated future costs in connection with the site. This estimated liability was calculated based on the "Final Judgment" and using other information provided by the U.S. Environmental Protection Agency ("EPA"). The Company expensed $91,000, $151,000 and $140,000 after tax, for the years ended December 31, 2002, 2001 and 2000 respectively for accrued interest and amortization of estimated future costs related to this matter.

The liability for future costs is a significant estimate of the future costs and it is subject to change as actual costs are incurred and reported by the EPA.

There may be other potential clean-up liabilities at other sites of which the Company has no specific knowledge.

The Company is involved in other litigation matters and claims which are normal in the course of operations. Management believes that the resolution of these matters will not have a material effect on the Company's business or financial condition.

At December 31, 2002 approximately 45% of the Company's labor force was subject to collective bargaining agreements which expire in October 2005.

                 VULCAN INTERNATIONAL CORPORATION AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       Three years ended December 31, 2002
                                  (Continued)


NOTE 9  - INCOME TAXES

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

Significant components of the Company's deferred tax liabilities and assets as of December 31 are as follows:
                                                         2002         2001
    Deferred tax liabilities:
      Excess tax depreciation                       $    82,741       57,023
      Undistributed earnings of
       domestic subsidiary                              201,949      195,943
      Other                                              68,634       33,604
      Prepaid pension expense                         1,942,624    1,822,818
      Unrealized holding gains                       17,522,051   24,005,714
                                                     ----------   ----------
              Total deferred tax liabilities         19,817,999   26,115,102
                                                     ----------   ----------
    Deferred tax assets:
      Vacation accruals                                  34,303       33,677
      Allowance for doubtful accounts                    43,329       31,066
      Investment in joint venture                        42,563       42,563
      Accrued other expenses                             81,894       38,638
      Environmental remediation liability             1,800,283    1,753,507
      Alternative minimum tax credit
       and general business credit
       carryforward                                   1,040,968      943,248
                                                     ----------   ----------
              Total deferred tax assets               3,043,340    2,842,699
                                                     ----------   ----------
              Net deferred tax liabilities          $16,774,659   23,272,403
                                                     ==========   ==========

                 VULCAN INTERNATIONAL CORPORATION AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       Three years ended December 31, 2002
                                  (Continued)


NOTE 9  - INCOME TAXES (Continued)

Significant components of the income tax provision are as follows:
                                           2002         2001        2000
        Current                         $362,636      510,554      124,600

        Deferred                         (14,082)     208,860      (11,435)
                                         -------      -------      -------
          Income tax expense            $348,554      719,414      113,165
                                         =======      =======      =======


A reconciliation of income tax at the federal statutory rate of 34% to the income tax provision follows:
                                               2002       2001        2000
  Income taxes from continuing
   operations at federal statutory rate     $882,566   1,229,308    637,408
  Increase (reduction) in taxes
   resulting from:
    Domestic corporation dividend
     received deduction                     (531,650)   (520,603)  (495,751)
    Amortization                                   -           -     16,386
    Stock options                                  -           -    (42,500)
    Other-net                                 (2,362)     10,709     (2,378)
                                             -------     -------    -------
       Income tax                           $348,554     719,414    113,165
                                             =======     =======    =======

                 VULCAN INTERNATIONAL CORPORATION AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       Three years ended December 31, 2002
                                  (Continued)

NOTE 10 - FINANCIAL INSTRUMENTS

The carrying amounts of cash, accounts receivable, notes receivable and current liabilities approximate fair value. The fair value of marketable securities and unexpired option contracts was determined based on quoted market prices. The Company's trade account receivables that were ninety days or more past due amounted to $86,000 and $96,000 at December 31, 2002 and 2001, respectively.

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


NOTE 11 - BUSINESS SEGMENTS

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

The Company sells its products principally within the United States. Sales in various foreign countries totaled $203,345 in 2002, $376,266 in 2001 and $544,365 in 2000. The Company does not have assets located outside the United States.

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

                 VULCAN INTERNATIONAL CORPORATION AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       Three years ended December 31, 2002
                                  (Continued)

NOTE 11 - BUSINESS SEGMENTS (Continued)

Identifiable assets are reported for the Company's operations in each segment. Corporate assets consist principally of cash, marketable securities, notes receivable and prepaid pension expense. To reconcile industry information with consolidated amounts, intersegment sales of $192,114 in 2002, $354,631 in 2001 and $523,734 in 2000 have been eliminated.

More than ten percent of aggregate revenues were derived from certain customers. The rubber and foam segment had sales to one customer amounting to $914,000 and $841,000 in 2002 and 2001, respectively and sales to a second customer amounting to $1,010,000 in 2002.

Information relative to the major segments of the Company's operations follows:
                                              2002        2001        2000
SALES TO UNAFFILIATED CUSTOMERS:
 Rubber and Foam                         $ 6,522,678   6,129,434   6,844,877
 Bowling Pins                              1,995,694   1,783,318   1,716,428
 Real Estate Operations                      920,617     870,806     837,617
                                          ----------  ----------  ----------
                                         $ 9,438,989   8,783,558   9,398,922
                                          ==========  ==========  ==========
INTERSEGMENT SALES:
 Rubber and Foam                         $    65,423     144,422     108,826
 Bowling Pins                                126,691     210,208     414,908
                                          ----------  ----------  ----------
                                         $   192,114     354,630     523,734
                                          ==========  ==========  ==========
INTEREST INCOME:
 Bowling Pins                            $    10,747      25,641      38,267
 Bowling Pins - Intercompany                   4,959       4,959       4,959
 Real Estate Operations                       18,594      18,162      11,096
 Corporate                                    35,711      51,157      42,231
                                          ----------  ----------  ----------
                                         $    70,011      99,919      96,553
                                          ==========  ==========  ==========
OPERATING PROFIT(LOSS):
 Rubber and Foam                         $  (657,039)   (892,131) (1,292,120)
 Bowling Pins                                347,330     140,009     286,521
 Real Estate Operations                      324,794     516,824     287,927
                                          ----------  ----------  ----------
     SUBTOTAL                                 15,085    (235,298)   (717,672)

GENERAL CORPORATE INCOME                   2,743,501   4,111,167   2,959,683

INTEREST EXPENSE - INTERCOMPANY               (4,959)     (4,959)     (4,959)
INTEREST EXPENSE - OTHER                    (157,846)   (255,298)   (362,323)
                                          ----------  ----------  ----------
    INCOME BEFORE INCOME TAXES             2,595,781   3,615,612   1,874,729

                 VULCAN INTERNATIONAL CORPORATION AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       Three years ended December 31, 2002
                                  (Continued)


NOTE 11 - BUSINESS SEGMENTS (Continued)
                                              2002        2001        2000

INCOME TAX PROVISION                         348,554     719,414     113,165
                                          ----------  ----------  ----------
    NET INCOME                          $  2,247,227   2,896,198   1,761,564
                                          ==========  ==========  ==========
DEPRECIATION AND AMORTIZATION:
 Rubber and Foam                        $    250,270     260,164     304,683
 Bowling Pins                                    302         424         594
 Real Estate Operations                       78,986      80,564      96,804
 Corporate and Other                          69,018      42,108      50,469
                                          ----------  ----------  ----------
                                        $    398,576     383,260     452,550
                                          ==========  ==========  ==========
IDENTIFIABLE ASSETS:
 Rubber and Foam                        $  2,335,395   2,395,488   4,371,872
 Bowling Pins                              1,619,351   1,441,660   1,929,508
 Real Estate Operations                    1,247,906   1,197,515   1,015,855
 Corporate and Other                      64,413,053  84,062,824 103,826,723
                                          ---------- ----------- -----------
                                        $ 69,615,705  89,097,487 111,143,958
                                          ==========  ========== ===========
CAPITAL EXPENDITURES:
 Rubber and Foam                        $    229,322     112,767     126,936
 Real Estate Operations                        7,749      19,775      92,922
                                         -----------  ----------  ----------
                                        $    237,071     132,542     219,858
                                         ===========  ==========  ==========
EQUITY IN JOINT VENTURE INCOME
 INCLUDED IN BOWLING PIN SEGMENT
 OPERATING INCOME                       $    351,795      98,481     488,528
                                         ===========  ==========  ==========
INVESTMENT IN JOINT VENTURE
 INCLUDED IN BOWLING PIN
 SEGMENT ASSETS                         $     20,805      69,010      70,528
                                         ===========  ==========  ==========
REVENUES:
 Total revenues for reportable
  segments                              $  9,438,989   8,783,558   9,398,922
 Timber sales included in gain
  on disposal of assets on
  consolidated income statement             (433,057)   (410,745)   (333,519)
                                         -----------  ----------  ----------
    TOTAL CONSOLIDATED REVENUES         $  9,005,932   8,372,813   9,065,403
                                         ===========  ==========  ==========

                 VULCAN INTERNATIONAL CORPORATION AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       Three years ended December 31, 2002
                                  (Continued)


NOTE 12 - COMPUTATION OF NET INCOME AND CASH DIVIDENDS PER
           COMMON SHARE OUTSTANDING:

                                             2002        2001        2000
  a) Net income                          $2,247,227   2,896,198   1,761,564
                                          =========   =========   =========

  b) Dividends on common shares          $  857,709     898,976     890,577
                                          =========   =========   =========
  Weighted average shares:

  c) Common shares issued                 1,999,512   1,999,512   1,999,512

  d) Common treasury shares                 915,370     879,934     888,213
                                          ---------   ---------   ---------
  e) Common shares outstanding            1,084,142   1,119,578   1,111,299
                                          =========   =========   =========
  f) Net income per common share
      outstanding (a/e)                  $     2.07        2.59        1.59
                                          =========   =========   =========
  g) Dividends paid per common share     $      .80         .80         .80
                                          =========   =========   =========

                       VULCAN INTERNATIONAL CORPORATION
                               Five-Year Record
                            Selected Financial Data

                       2002         2001       2000        1999       1998
                      ------       ------     ------      ------     ------
Net revenues -
 continuing
 operations        $11,304,808   10,660,422 11,246,242  10,919,627 10,582,060
Income (loss)from
 continuing
 operations before
 taxes               2,595,781    3,615,612  1,874,729  (2,718,674) 1,664,416
Income taxes
 (benefit)             348,554      719,414    113,165  (1,317,658)   279,537
Net income (loss)
 from continuing
 operations          2,247,227    2,896,198  1,761,564  (1,401,016) 1,384,879
Income (loss) from
 disposed operations,
 net of tax                  -           -           -     (63,056)    69,637
Gain on sale of
 disposed operations,
 net of tax                  -           -           -     988,845          -
                    ----------  ----------  ----------  ---------- ----------
Net income (loss)    2,247,227   2,896,198   1,761,564    (475,227) 1,454,516

Income (loss) per
 common share:
Continuing
 operations               2.07        2.59        1.59       (1.25)      1.17
Discontinued
 operations                  -           -           -       (0.06)      0.06
Gain on disposal
 of discontinued
 operations                  -           -           -        0.88          -
                          ----        ----        ----        ----       ----
    Net income (loss)     2.07        2.59        1.59       (0.43)      1.23

Dividends per
 common share              .80         .80         .80         .80        .80

Property, plant
and equipment (net)  2,102,781   2,117,476   2,369,216   2,618,649  2,798,825
Depreciation           395,258     381,079     447,401     488,591    513,045
Current assets      34,104,485  44,333,695  55,493,494  53,278,872 53,506,019
Ratio current
 assets to current
 liabilities         2.16 to 1   2.60 to 1   2.54 to 1   2.48 to 1  2.99 to 1



                        VULCAN INTERNATIONAL CORPORATION
                                Five-Year Record
                            Selected Financial Data
                                  (Continued)

                       2002        2001        2000        1999      1998
                      ------      ------      ------      ------    ------

Total assets        69,615,705  89,097,487 111,143,958  89,536,796 95,011,738

Long-term debt               -           -           -           -          -

Accumulated other
 comprehensive
 income             34,013,394  46,599,325  60,846,586  47,852,421 52,506,224
Total share-
 holders' equity    44,160,910  59,220,189  72,959,140  58,137,015 65,295,924

Book value per
 common share            44.04       53.75       64.03       52.54      57.46


                            Selected Quarterly Financial Data

                      TOTAL     GROSS PROFIT      NET      NET INCOME
                     REVENUES       LOSS        INCOME     PER SHARE
2002
First Quarter      $ 2,938,337     226,782       641,303      0.58
Second Quarter       2,788,179     193,380       434,633      0.40
Third Quarter        2,870,541     142,587       412,802      0.38
Fourth Quarter       2,707,751    (116,509)      758,489      0.71
                    ----------     -------     ---------      ----
  Total            $11,304,808     446,240     2,247,227      2.07
                    ==========     =======     =========      ====

2001
First Quarter      $ 2,726,171     (62,787)      699,137      0.62
Second Quarter       2,740,765     237,548     1,021,566      0.90
Third Quarter        2,411,550      44,538       274,589      0.25
Fourth Quarter       2,781,936     197,435       900,906      0.82
                    ----------     -------     ---------      ----
  Total            $10,660,422     416,734     2,896,198      2.59
                    ==========     =======     =========      ====

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

                               EXHIBIT 99.1


                 INDEPENDENT AUDITORS' REPORT ON SCHEDULE



To the Board of Directors
Vulcan International Corporation
Wilmington, Delaware


We have audited the consolidated financial statements of Vulcan International Corporation and subsidiaries as of December 31, 2002 and 2001, and for each of the three years in the period ended December 31, 2002, and have issued our report thereon dated February 11, 2003, such consolidated financial statements and report are included in Part IV, Item 14(a)1 of this Form 10-K and the 2002 Annual Report to Shareholders and are incorporated herein by reference. Our audit also included the financial statement schedule of Vulcan International Corporation and subsidiaries listed in Part IV, Item 14(a)2. The financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information therein set forth.





                                                /s/ J.D. CLOUD & CO. L.L.P.
                                                ----------------------------
                                                Certified Public Accountants

Cincinnati, Ohio
February 11, 2003

                               EXHIBIT 99.2
                                                                  Schedule II

              VULCAN INTERNATIONAL CORPORATION AND SUBSIDIARIES

                      VALUATION AND QUALIFYING ACCOUNTS



                                                2002       2001      2000
The following reserve is deducted in
the balance sheet from the asset to
which it applies


Reserve for Doubtful Accounts
 Receivable:


Balance at Beginning of Period                $ 91,367    152,974    158,844


 Additions:
  (1)  Charged to costs and expenses            48,000     24,000    188,829
  (2)  Charged to Other Accounts                     -          -         -

 Deductions:
  Write off of bad debts                        11,932     85,607    194,699
                                               -------    -------    -------

Balance at End of Period                      $127,435     91,367    152,974
                                               =======    =======    =======

                              EXHIBIT 99.3

                    VULCAN-BRUNSWICK BOWLING PIN COMPANY

                            FINANCIAL STATEMENTS

                    For the year ended December 31, 2002


















                                       J.D. CLOUD & CO. L.L.P.
                                     CERTIFIED PUBLIC ACCOUNTANTS
                                          CINCINNATI, OHIO

                       INDEPENDENT AUDITORS' REPORT




To the Partners
Vulcan-Brunswick Bowling Pin Company
Antigo, Wisconsin

We have audited the accompanying balance sheets of Vulcan-Brunswick Bowling Pin Company as of December 31, 2002 and 2001, and the related statements of income, partners' capital, and cash flows for the years and periods then ended. These financial statements are the responsibility of the Joint Venture's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Vulcan-Brunswick Bowling Pin Company at December 31, 2002 and 2001, and the results of its operations and its cash flows for the years and periods then ended, in conformity with U.S. generally accepted accounting principles.




                                            /s/ J.D. CLOUD & CO. L.L.P.
                                            ----------------------------
                                            Certified Public Accountants


Cincinnati, Ohio
February 1, 2003

                   VULCAN-BRUNSWICK BOWLING PIN COMPANY
                             BALANCE SHEETS
                      At December 31, 2002 and 2001

    - ASSETS -                                     2002             2001
CURRENT ASSETS:
  Cash                                        $  828,541          174,004
  Accounts receivable                            224,775          870,982
  Inventories                                    506,351          595,479
  Prepaid expense                                 45,244                -
                                               ---------        ---------
       TOTAL CURRENT ASSETS                    1,604,911        1,640,465
                                               ---------        ---------
PROPERTY, PLANT AND EQUIPMENT:
  Land                                            72,251           72,251
  Buildings and improvements                   4,052,569        4,041,403
  Machinery and equipment                      5,027,060        4,985,292
                                               ---------        ---------
       Total                                   9,151,880        9,098,946
    Less - Accumulated depreciation            6,610,769        6,345,132
                                               ---------        ---------
       NET PROPERTY, PLANT AND EQUIPMENT       2,541,111        2,753,814
                                               ---------        ---------
OTHER ASSETS:
  Product development costs and other
    intangibles                                2,674,640        2,674,640
  Prepaid pension expense                        126,211          157,744
                                               ---------        ---------
       TOTAL OTHER ASSETS                      2,800,851        2,832,384
                                               ---------        ---------
          TOTAL ASSETS                        $6,946,873        7,226,663
                                               =========        =========

     - LIABILITIES AND PARTNERS' CAPITAL -
CURRENT LIABILITIES:
  Accounts payable                            $   21,302           86,012
  Accrued expenses -
     Salaries and wages                           91,634           72,374
     Taxes and other                             112,238           90,364
                                               ---------        ---------
       TOTAL CURRENT LIABILITIES                 225,174          248,750
                                               ---------        ---------
PARTNERS' CAPITAL                              6,721,699        6,977,913
                                               ---------        ---------
          TOTAL LIABILITIES AND
             PARTNERS' CAPITAL                $6,946,873        7,226,663
                                               =========        =========

The accompanying notes to financial statements are an integral part of this statement.

                                    -56-

                   VULCAN-BRUNSWICK BOWLING PIN COMPANY
                          STATEMENTS OF INCOME
               For the years ended December 31, 2002 and 2001

                                         Four months  Eight Months
                                            Ended        Ended
                                          April 27,   December 31,    Total
                              2002          2001         2001         2001

NET SALES                 $6,073,150     1,704,530     2,473,386    4,177,916
                           ---------     ---------     ---------    ---------
COST AND EXPENSES:
  Cost of sales            5,505,350     1,566,553     2,385,249    3,951,802
  Administrative              30,000        10,000       100,000      110,000
                           ---------     ---------     ---------    ---------
     TOTAL COST AND
      EXPENSES             5,535,350     1,576,553     2,485,249    4,061,802
                           ---------     ---------     ---------    ---------
     INCOME FROM
      OPERATIONS             537,800       127,977       (11,863)     116,114

OTHER INCOME - NET             5,986         5,539        11,863       17,402
                           ---------     ---------     ---------    ---------
     NET INCOME           $  543,786       133,516             -      133,516
                           =========     =========     =========    =========


The accompanying notes to financial statements are an integral part of this statement.

                   VULCAN-BRUNSWICK BOWLING PIN COMPANY
                     STATEMENTS OF PARTNERS' CAPITAL
              For the years ended December 31, 2002 and 2001

                                     VULCAN         BRUNSWICK     TOTAL
                                   BOWLING PIN     BOWLING PIN   PARTNERS'
                                     COMPANY       CORPORATION    CAPITAL

BALANCE - JANUARY 1, 2001           $3,522,198      3,522,199    7,044,397

  Add - Net income                      66,758         66,758      133,516
  Less - Distributions                (100,000)      (100,000)    (200,000)
                                     ---------      ---------    ---------
BALANCE - DECEMBER 31, 2001          3,488,956      3,488,957    6,977,913

  Add - Net income                     271,893        271,893      543,786
  Less - Distributions                (400,000)      (400,000)    (800,000)
                                     ---------      ---------    ---------
BALANCE - DECEMBER 31, 2002         $3,360,849      3,360,850    6,721,699
                                     =========      =========    =========



The accompanying notes to financial statements are an integral part of this statement.

                   VULCAN-BRUNSWICK BOWLING PIN COMPANY
                        STATEMENTS OF CASH FLOWS
              For the years ended December 31, 2002 and 2001

                                                      2002           2001

CASH FLOWS FROM OPERATING ACTIVITIES:
  Cash received from customers                   $ 6,719,357      3,842,505
  Cash paid to suppliers and employees            (5,217,872)    (3,577,741)
  Interest received                                    5,986         17,402
                                                   ---------      ---------
     NET CASH FLOWS FROM OPERATING ACTIVITIES      1,507,471        282,166
                                                   ---------      ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property, plant and equipment          (52,934)       (24,281)
                                                   ---------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash distribution to partners                     (800,000)      (200,000)
                                                   ---------      ---------
     NET INCREASE IN CASH AND CASH
         EQUIVALENTS                                 654,537         57,885

CASH AND CASH EQUIVALENTS AT BEGINNING
  OF YEAR                                            174,004        116,119
                                                   ---------      ---------
CASH AND CASH EQUIVALENTS AT END OF YEAR         $   828,541        174,004
                                                   =========      =========
RECONCILIATION OF NET INCOME TO NET CASH
  FLOWS FROM OPERATING ACTIVITIES:
    Net income                                   $   543,786        133,516
    Depreciation                                     265,638        306,623
    Amortization                                           -         93,888
    (Increase) decrease in accounts receivable       646,207       (335,411)
    Decrease in inventories                           89,128         90,190
    (Increase) decrease in prepaid expenses
     and other                                       (13,711)        24,493
    (Decrease) in accounts payable and
     accrued expenses                                (23,577)       (31,133)
                                                   ---------      ---------
     NET CASH FLOWS FROM OPERATING
        ACTIVITIES                                $1,507,471        282,166
                                                   =========      =========

The accompanying notes to financial statements are an integral part of this statement.

                   VULCAN-BRUNSWICK BOWLING PIN COMPANY
                      NOTES TO FINANCIAL STATEMENTS
                           December 31, 2002


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

RECEIVABLES AND CREDIT POLICIES-
Accounts receivable are uncollateralized customer obligations due under normal trade terms requiring payment within 30 days from the invoice date. As substantially all sales are to the Joint Venture partners and are generally paid within 30 days of the invoice date, management does not believe an allowance for uncollectible accounts is necessary.

Accounts receivable are stated at the amount billed to the customer. Payments of accounts receivable are allocated to the specific invoices identified on the customer's remittance advice or, if unspecified, are credited to the customer's account.

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

                   VULCAN-BRUNSWICK BOWLING PIN COMPANY
                      NOTES TO FINANCIAL STATEMENTS
                           December 31, 2002
                               (Continued)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

INTANGIBLES-
Product development costs and other intangible assets consist principally of manufacturing technology and represent the fair market value assigned to such assets net of accumulated amortization through December 31, 2001 of $1,075,732.

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets. In accordance with this statement, amortization of the existing intangible assets was discontinued. The Company evaluates the product development costs for potential impairment annually. There was no impairment of intangibles for the year ended December 31, 2002. Amortization expense was $93,888 for the year ended December 31, 2001.

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


NOTE 2 - INVENTORIES

Inventories at December 31, 2002 and 2001 consisted of:
                                             2002          2001
               Finished goods            $ 70,588       138,209
               Raw materials              158,344       206,032
               Work in process            248,563       237,014
               Supplies                    28,856        14,224
                                          -------       -------
                   Total                 $506,351       595,479
                                          =======       =======

                                  -61-

                   VULCAN-BRUNSWICK BOWLING PIN COMPANY
                      NOTES TO FINANCIAL STATEMENTS
                           December 31, 2002
                               (Continued)


NOTE 3 - NOTE PAYABLE

The Joint Venture maintains a revolving credit agreement with its bank that provides for borrowings of up to $500,000 at the prime rate. Borrowings under the credit agreement are guaranteed by the Joint Venture's partners and are secured by a pledge of the general assets of the Joint Venture. There were no borrowings at December 31, 2002 and 2001.


NOTE 4 - RETIREMENT PLAN

The Joint Venture maintains a defined benefit pension plan covering substantially all union employees.  The funded status and net periodic benefit cost recognized in the accompanying financial statements consisted of:
                                                2002            2001
    Change in benefit obligations:
     Benefit obligation - January 1,         $ 288,768         380,438
     Service cost                               10,393          12,822
     Interest cost                              22,106          29,261
     Actuarial (gain) loss                      56,049          34,836
     Settlements paid                          (31,429)       (168,589)
     Benefits paid                              (4,726)              -
                                               -------         -------
        Benefit obligation December 31,        341,161         288,768
                                               -------         -------
    Change in plan assets:
     Fair value of plan assets - January 1,    320,721         458,384
     Actual return on plan assets               16,096          20,343
     Employer contributions                     16,013          10,583
     Settlements paid                          (31,429)       (168,589)
     Benefits paid                              (4,726)              -
                                               -------         -------
        Fair value of plan assets -
         December 31,                          316,675         320,721
                                               -------         -------
        Funded status                          (24,486)         31,953

    Unrecognized net loss                      125,363          97,524
    Unrecognized prior service cost             22,395          24,860
    Unrecognized net transition obligation       2,939           3,407
                                               -------         -------
        Prepaid pension expense -
         December 31,                        $ 126,211         157,744
                                               =======         =======

                   VULCAN-BRUNSWICK BOWLING PIN COMPANY
                      NOTES TO FINANCIAL STATEMENTS
                           December 31, 2002
                               (Continued)


NOTE 4 - RETIREMENT PLAN (Continued)

                                                2002            2001
    Components of net periodic benefit costs:
     Service cost                             $ 35,514          12,822
     Interest cost                              22,106          29,261
     Return on plan assets:
      Actual                                   (16,096)        (20,343)
      Deferred                                  (8,823)        (15,599)
     Recognition of previously
      unrecognized gain                          8,691          17,146
     Amortization of unrecognized net
      transition obligation                        468             468
     Amortization of prior service cost          2,465           2,465
     Amortization of unrecognized net loss       3,222           2,556
                                               -------         -------
        Periodic benefit cost                $  47,547          28,776
                                               =======         =======

Pension plan assets are invested primarily in group annuity contracts valued at contract value. Significant actuarial assumptions used in the above computations include the following:
                                                        2002      2001
     Assumed discount rate                              6.75%    7.50%
     Expected long-term rate of return
       on plan assets                                   7.75%    7.75%
     Average remaining service period                18 years  18 years


NOTE 5 - RELATED PARTY TRANSACTIONS

The Joint Venture had 2002 and 2001 sales to Vulcan of approximately $1,783,000 and $905,000, respectively, and 2002 and 2001 sales to Brunswick of approximately $4,109,000 and $3,016,000, respectively. For the period from April 30, 2001 through December 31, 2001, Vulcan was solely responsible for the operations of the Joint Venture.

By agreement, the Joint Venture produced pins for Brunswick at an agreed-upon selling price in 2001. In addition, in 2001 Brunswick contributed $256,900, included in sales in the statement of income, for its agreed portion of the 2001 operating expenses. The price paid for pins by Vulcan in 2001 was based on the remaining operating costs and expenses, resulting in no income or loss for the period April 30 through December 31, 2001.

                   VULCAN-BRUNSWICK BOWLING PIN COMPANY
                      NOTES TO FINANCIAL STATEMENTS
                           December 31, 2002
                               (Continued)


NOTE 5 - RELATED PARTY TRANSACTIONS (Continued)

As indicated by the statement of income, the Joint Venture had net income of $133,516 for the period January 1 through April 30, 2001. As a result of the agreement, there was no income for the period April 30 through December 31, 2001.

The Joint Venture paid accounting and administrative fees of $30,000 and $110,000 to Vulcan in 2002 and 2001, respectively.

Accounts receivable from Brunswick amounted to $26,000 and $324,000 at December 31, 2002 and 2001, respectively. Accounts receivable from Vulcan amounted to $184,000 and $517,000 at December 31, 2002 and 2001, respectively.


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

At December 31, 2002 approximately 80% of the Joint Venture's workforce was subject to a collective bargaining agreement that expires in 2006.

Financial instruments which potentially subject the Joint Venture to concentrations of credit risk are cash investments which may, at times, exceed federally-insured limits. Management places the Joint Venture's cash investments with high-quality financial institutions. Management believes no significant concentration of credit risk exists with respect to these cash investments.

                              Exhibit 99.4

                        CERTIFICATION PURSUANT TO
                         18 U.S.C. SECTION 1350,
                    AS ADOPTED PURSUANT TO SECTION 906
                    OF THE SARBANES-OXLEY ACT OF 2002




In connection with the Annual Report of Vulcan International Corporation
(the "Company") on Form 10-K for the period ending December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), ,I, Benjamin Gettler, Chairman of the Board and Chief Executive Office of the Company and Vernon E. Bachman, Principal Financial Officer, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

(1) The Report fully complies with the requirements of section 13(a) and 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



/s/ Benjamin Gettler                             /s/ Vernon E. Bachman
-------------------------                        ----------------------------
Benjamin Gettler                                 Vernon E. Bachman
Chairman of the Board and                        Prinicpal Financial Officer
Chief Executive Officer                          March 28, 2003
March 28,2003

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


Date:  March 28, 2003


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


/s/ Benjamin Gettler                      /s/ Leonard Aconsky
--------------------------                ---------------------------
By: Benjamin Gettler                      By: Leonard Aconsky
    (Director)                                (Director)


/s/ Stanley I. Rafalo
--------------------------
By: Stanley I. Rafalo
    (Director)

                           CERTIFICATIONS

In connection with the Annual Report of Vulcan International Corporation on Form 10-K for the period ending December 31, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Benjamin Gettler, Chairman of the Board and Chief Executive Officer of Vulcan International Corporation, certify, that:

     (1) I have reviewed this annual report on Form 10-K of Vulcan International Corporation;

     (2) Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     (3) Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations, and cash flows of the registrant as of, and for, the periods presented in this annual report;

(4) The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures, as defined in Exchange Act Rules 13a-14 and 15d-14, for the registrant and have:

           a. Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which the annual report is being prepared;

           b. Evaluated the effectiveness of the registrant's disclosure control and procedures as of a date within 90 days prior to the filing date of this annual report (the Evaluation Date); and

           c. Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

(5) The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors:

a. All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize, and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

           b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.
(6)
The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




/s/ Benjamin Gettler
-------------------------------------
Benjamin Gettler
Chairman of the Board and
Chief Executive Officer
March 28,2003

                           CERTIFICATIONS

In connection with the Annual Report of Vulcan International Corporation on Form 10-K for the period ending December 31, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Vernon E. Bachman, Vice President and Secretary-Treasurer of Vulcan International Corporation, certify, that:

     (1) I have reviewed this annual report on Form 10-K of Vulcan International Corporation;

     (2) Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     (3) Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations, and cash flows of the registrant as of, and for, the periods presented in this annual report;

(4) The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures, as defined in Exchange Act Rules 13a-14 and 15d-14, for the registrant and have:

           a. Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which the annual report is being prepared;

           b. Evaluated the effectiveness of the registrant's disclosure control and procedures as of a date within 90 days prior to the filing date of this annual report (the Evaluation Date); and

           c. Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

(5) The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors:

a. All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize, and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

           b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.
(6)
The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




/s/ Vernon E. Bachman
-------------------------------------
Vernon E. Bachman
Vice President and
Secretary-Treasurer
March 28,2003