Form 10-Q
period 2003-03-31
VULCAN INTERNATIONAL CORP
filed 2003-05-12
CIK 848446

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.   20549

                                   FORM 10-Q


         (Mark One)

         [ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended March 31, 2003

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

Outstanding shares of no par value common stock at March 31, 2003:

                                 1,004,707 shares

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

                            PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

                           VULCAN INTERNATIONAL CORPORATION
                         CONDENSED CONSOLIDATED BALANCE SHEETS
                                                  MARCH 31,    DECEMBER 31,
                                                    2003           2002
                                                  UNAUDITED
         -ASSETS-

CURRENT ASSETS:
  Cash                                          $ 1,495,586     1,682,049
  Marketable securities (At fair market value)   26,295,085    30,237,923
  Accounts receivable                             1,400,950     1,437,170
  Inventories                                     1,238,759       702,518
  Prepaid expense and tax                            83,440        44,825
                                                 ----------    ----------
        TOTAL CURRENT ASSETS                     30,513,820    34,104,485
                                                 ----------    ----------
PROPERTY, PLANT AND EQUIPMENT-at cost            11,681,000    11,679,978
  Less-Accumulated depreciation and depletion     9,660,563     9,577,197
                                                 ----------    ----------
        NET PROPERTY, PLANT AND EQUIPMENT         2,020,437     2,102,781
                                                 ----------    ----------
OTHER ASSETS:
  Investment in joint venture                        92,615        20,805
  Marketable securities (At fair market value)   27,932,234    27,615,871
  Deferred charges and other assets               5,813,159     5,771,763
                                                 ----------    ----------
        TOTAL OTHER ASSETS                       33,838,008    33,408,439
                                                 ----------    ----------
                TOTAL ASSETS                    $66,372,265    69,615,705
                                                 ==========    ==========

     -LIABILITIES AND SHAREHOLDERS' EQUITY-

CURRENT LIABILITIES:
  Notes payable                                 $ 1,261,711     1,861,711
  Deferred income tax                             5,832,401     7,133,396
  Other                                           7,013,407     6,766,590
                                                 ----------    ----------
        TOTAL CURRENT LIABILITIES                14,107,519    15,761,697
                                                 ----------    ----------
OTHER LIABILITIES:
  Deferred income tax                             9,754,772     9,641,263
  Commitments and contingencies                           -             -
  Minority interest in partnership                   10,412        17,304
  Other liabilities                                  37,470        34,531
                                                 ----------    ----------
        TOTAL OTHER LIABILITIES                   9,802,654     9,693,098
                                                 ----------    ----------



SHAREHOLDERS' EQUITY:
  Capital stock                                     249,939       249,939
  Additional paid-in capital                      8,253,926     8,205,825
  Retained earnings                              28,504,977    27,952,115
  Accumulated other comprehensive income         31,693,113    34,013,394
                                                 ----------    ----------
                                                 68,701,955    70,421,273
    Less-Common stock in treasury-at cost        26,239,863    26,260,363
                                                 ----------    ----------
        TOTAL SHAREHOLDERS' EQUITY               42,462,092    44,160,910
                                                 ----------    ----------
                TOTAL LIABILITIES
                  AND SHAREHOLDERS' EQUITY      $66,372,265    69,615,705
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

                           PART I - FINANCIAL INFORMATION
                                       (Continued)

Item 1.  Financial Statements.

                          VULCAN INTERNATIONAL CORPORATION
                     CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                             For the three months ended
                                      UNAUDITED

                                                      MARCH 31,   MARCH 31,
                                                        2003        2002
REVENUES:
  Net sales                                         $ 2,208,036   2,366,706
  Dividends                                             568,054     571,631
                                                      ---------   ---------
     TOTAL REVENUES                                   2,776,090   2,938,337
                                                      ---------   ---------
COST AND EXPENSES:
  Cost of sales                                       2,160,796   2,139,924
  General and administrative                            482,363     479,514
  Interest expense                                       37,795      47,326
                                                      ---------   ---------
     TOTAL COST AND EXPENSES                          2,680,954   2,666,764
                                                      ---------   ---------
EQUITY IN JOINT VENTURE INCOME AND
 MINORITY INTEREST                                       71,397      68,503
                                                      ---------   ---------
     INCOME BEFORE GAIN ON SALE OF ASSETS               166,533     340,076

NET GAIN ON SALE OF PROPERTY, EQUIPMENT
 AND SECURITIES                                         547,901     426,702
                                                      ---------   ---------
     INCOME BEFORE INCOME TAXES                         714,434     766,778

INCOME TAX PROVISION                                    111,336     125,475
                                                      ---------   ---------
          NET INCOME                                $   603,098     641,303
                                                      =========   =========

NET INCOME PER COMMON SHARE                         $       .60         .58
                                                      =========   =========

DIVIDENDS PER COMMON SHARE                          $       .05         .20
                                                      =========   =========

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                             PART I - FINANCIAL INFORMATION
                                       (Continued)
Item 1.  Financial Statements.

                            VULCAN INTERNATIONAL CORPORATION
                     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           For the three months ended March 31,
                                        UNAUDITED
                                                         2003         2002
CASH FLOWS FROM OPERATING ACTIVITIES:
  Cash received from customers                      $ 2,246,208    2,166,271
  Cash paid to suppliers and employees               (2,817,766)  (2,641,010)
  Dividends received                                    568,054      571,631
  Interest paid                                         (17,126)     (15,298)
  Income tax paid                                       (75,000)           -
                                                      ---------    ---------
     NET CASH FLOWS FROM OPERATING ACTIVITIES           (95,630)      81,594
                                                      ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of property, equipment
   and securities                                       553,796      432,865
  Purchase of property and equipment                    (18,743)    (164,052)
  Collections on notes receivable and other              24,349       39,653
                                                      ---------    ---------
     NET CASH FLOWS FROM INVESTING ACTIVITIES           559,402      308,466
                                                      ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net (repayments) under credit agreement              (600,000)           -
  Sale of treasury shares                                     -       19,885
  Purchase of common shares                                   -       (4,531)
  Cash dividends paid                                   (50,235)    (220,421)
                                                      ---------    ---------
     NET CASH FLOWS FROM FINANCING ACTIVITIES          (650,235)    (205,067)
                                                      ---------    ---------
     INCREASE (DECREASE) IN CASH AND
      CASH EQUIVALENTS                                 (186,463)     184,993

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD      1,682,049    2,493,733
                                                      ---------    ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD           $1,495,586    2,678,726
                                                      =========    =========
RECONCILIATION OF NET INCOME TO
  NET CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                        $  603,098      641,303
   Adjustments-
     Depreciation and amortization                       97,923       81,482
     Deferred income taxes                                7,810      (11,527)
     Equity in joint venture income and minority
      interest                                          (71,397)     (68,503)



     Net gain on sale of property and marketable
      securities                                       (547,901)    (426,702)
     (Increase) decrease in accounts receivable          38,172     (200,435)
     (Increase) in inventories                         (536,241)     (67,190)
     Increase in accounts payable, accrued
      expenses and other assets                         312,906      133,166
                                                      ---------    ---------
        NET CASH FLOWS FROM OPERATING ACTIVITIES     $  (95,630)      81,594
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

                         PART I - FINANCIAL INFORMATION
                                  (Continued)

Item 1.  Financial Statements.

                         VULCAN INTERNATIONAL CORPORATION
               SCHEDULE SUPPORTING NET INCOME PER COMMON SHARE AND
                            DIVIDENDS PER COMMON SHARE
                                    UNAUDITED


                                                                Exhibit "11"
                                                   Three months ended
                                                        March 31,
                                                  2003             2002

a) Net income                                  $  603,098          641,303
                                                =========        =========
b) Cash dividends on common shares             $   50,235          220,421
                                                =========        =========

Weighted Average Shares:

c) Common shares issued                         1,999,512        1,999,512
d) Common treasury shares                         994,916          897,425
                                                ---------        ---------
e) Common shares outstanding                    1,004,596        1,102,087
                                                =========        =========

f) Income per common share (a/e):              $      .60              .58

g) Dividends per common share                  $      .05              .20


The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                        PART I - FINANCIAL INFORMATION
                                  (Continued)

Item 1.  Financial Statements.

                       VULCAN INTERNATIONAL CORPORATION
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              For the three months ended March 31, 2003 and 2002


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

Although the Company had engaged counsel to represent it in that action, the Company was first informed on March 28, 2001 that the Court had entered, pursuant to prior rulings, an unopposed "Final Judgment" against the Company on September 22, 1999. The "Final Judgment" awarded damages against the Company in favor of the United States in the amount of $3,465,438, plus interest, for unreimbursed response costs, plus any additional past unreimbursed response costs, interest and certain future costs the United States incurs at the site. The United States filed a notice of lien in certain jurisdictions on real property of the Company and its subsidiary Vulcan Corporation in the dollar amount of its judgment, plus interest.

The Company has accrued an estimated liability of $3,508,000, net of $1,807,000 tax, for the judgment, accrued interest for past costs and a discounted present value for estimated future costs in connection with the site. This estimated liability was calculated based on the "Final Judgment" and using other information provided by the U.S. Environmental Protection Agency ("EPA"). The Company expensed $91,000, after tax, for the year ended December 31, 2002 and $14,000, after tax, for the three months ended March 31, 2003, for accrued interest and amortization of estimated future costs related to this matter.

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

There may be other potential clean-up liabilities, at other sites of which the Company has no specific knowledge.

                        PART I - FINANCIAL INFORMATION
                                  (Continued)

Item 1.  Financial Statements.

                       VULCAN INTERNATIONAL CORPORATION
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              For the three months ended March 31, 2003 and 2002
                                    (Continued)


The Company has an interest in a partnership, CCBA, that owns certain real estate. On August 13, 1999 a Complaint for money damages in excess of $25,000, based upon breach of fiduciary duty was filed by the other partner in the Court of Common Pleas in Hamilton County, Ohio. The plaintiff claims that it is entitled to 45.24 percent of $827,000 and additional damages. On March 27, 2001, the plaintiff threatened to file an Amended Complaint that alleges damages of $1,062,000 and costs, plus punitive damages of $2,000,000 on various grounds. The Company believes that the suit is without merit and has been defending itself vigorously against the issues raised.

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

There were no securities of the Registrant sold by the Registrant during the three months ended March 31, 2003, that were not registered under the Securities Act of 1933, in reliance upon an exemption from registration provided by Section 4(2) of the Act.

                        PART I - FINANCIAL INFORMATION
                                  (Continued)

Item 1.  Financial Statements.

                       VULCAN INTERNATIONAL CORPORATION
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              For the three months ended March 31, 2003 and 2002
                                 (Continued)


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

INVENTORIES

                                                 MARCH 31,     DECEMBER 31,
                                                   2003            2002
                                                 UNAUDITED
        Inventories consisted of:
          Finished goods                       $  479,470        506,240
          Work in process                         108,852         33,983
          Raw materials                           650,437        162,295
                                                ---------        -------
                Total inventories              $1,238,759        702,518
                                                =========        =======

COMPREHENSIVE INCOME

During the three months ended March 31, 2003 and 2002 total other comprehensive income (loss) was as follows:

                                                    2003          2002
     Net income                                $   603,098      641,303
     Other comprehensive income, net of tax:
      Unrealized gain (loss) on marketable
       securities                               (2,091,351)   1,290,388
     Less: reclassification adjustment for
           gains included in net income           (228,930)     (55,000)
                                                 ---------    ---------
          Total comprehensive income (loss)    $(1,717,183)   1,876,691
                                                 =========    =========

                        PART I - FINANCIAL INFORMATION
                                  (Continued)

Item 1.  Financial Statements.

                        VULCAN INTERNATIONAL CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               For the three months ended March 31, 2003 and 2002
                                   (Continued)

Accumulated comprehensive income consists of unrealized holding gains on securities available for sale of $31,693,113 at March 31, 2003 and $34,013,394 at December 31, 2002.


BUSINESS SEGMENT INFORMATION

Reportable segments for the three months ended March 31 are as follows:
                                                   2003               2002
    NET SALES FROM CONTINUING OPERATIONS:
      Rubber and Foam Products                 $1,552,675          1,736,152
      Bowling Pins                                648,791            532,117
      Real Estate Operations                      225,322            254,041
      Intersegment net sales                     (110,263)           (27,352)
                                                ---------          ---------
                                                2,316,525          2,494,958
      Timber sales reported in gain on
       sale of property and equipment            (108,489)          (128,252)
                                                ---------          ---------
           TOTAL SALES FROM CONTINUING
            OPERATIONS                         $2,208,036          2,366,706
                                                =========          =========
    OPERATING PROFIT (LOSS) FROM
     CONTINUING OPERATIONS:
      Rubber and Foam Products                 $ (226,747)           (43,394)
      Bowling Pins                                 58,034             43,128
      Real Estate Operations                       88,591            117,814
                                                ---------          ---------
           TOTAL OPERATING INCOME(LOSS)
            FROM CONTINUING OPERATIONS            (80,122)           117,548

    Interest expense - net                        (37,795)           (47,326)
    Other unallocated corporate income - net      832,351            696,556
    Income tax provision                         (111,336)          (125,475)
                                                ---------          ---------
           NET INCOME                          $  603,098            641,303
                                                =========          =========

                         PART I - FINANCIAL INFORMATION
                                  (Continued)

Item 1.  Financial Statements.

                        VULCAN INTERNATIONAL CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               For the three months ended March 31, 2003 and 2002
                                   (Continued)



REVIEW BY INDEPENDENT ACCOUNTANTS
The condensed consolidated financial statements at March 31, 2003, and for the three-month period then ended have been reviewed, prior to filing, by the Registrant's independent accountants, J.D. Cloud & Co. L.L.P., whose report covering their review of the financial statements is included in this report.

                        INDEPENDENT ACCOUNTANTS' REPORT



To the Board of Directors
Vulcan International Corporation
Wilmington, Delaware

We have reviewed the accompanying condensed consolidated balance sheet of Vulcan International Corporation and subsidiaries as of March 31, 2003, and the related condensed consolidated statements of income and cash flows for the three-month periods ended March 31, 2003 and 2002. These financial statements are the responsibility of the Company's management.

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

We have audited, in accordance with U.S. generally accepted auditing standards, the consolidated balance sheet of Vulcan International Corporation and subsidiaries as of December 31, 2002, and the related consolidated statements of income, shareholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated February 11, 2003, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2002, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.




                                                J.D. CLOUD & CO. L.L.P.
                                                Certified Public Accountants

Cincinnati, Ohio
May 1, 2003

                         PART I - FINANCIAL INFORMATION
                                  (Continued)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


Net sales revenue from continuing operations for the three months ended March 31, 2003, decreased $158,671 or 6.7% over the corresponding period in 2002. Cost of sales increased $20,872 or 1.0% during the three months ended March 31, 2003 compared to the corresponding period in 2002. These changes are primarily due to decreased sales and increased costs in the Company's Rubber and Foam segment.

General and administrative expenses increased $3,849 or 0.8% in the three months ended March 31, 2003, as compared to the corresponding period in 2002. This increase is primarily due to increased professional fees relating to environmental matters.

Interest expense decreased $9,531 for the three months ended March 31, 2003. This decrease is primarily due to decreased interest rates. Interest of $20,669 was incurred for the accrued EPA liability.

Gains on the sale of property, equipment and securities were $547,901 for the three months ended March 31, 2003, as compared to $426,702 for the corresponding period in 2002. Gains in 2003 and 2002 were the result of sales of marketable securities and timber.

The Company has a 50% interest in a joint venture, Vulcan Brunswick Bowling Pin Company (VBBPC) which manufactures bowling pins in Antigo, Wisconsin for Brunswick and the Company. The Company's investment in VBBPC is included in other assets at March 31, 2003.

Summarized income statement information for VBBPC consists of the following:
                                                     Three Months ended
                                                          March 31,
                                                    2003             2002

        Net sales                               $1,579,816        1,517,939
        Costs and expenses                       1,436,196        1,379,945
                                                 ---------        ---------
        Net income                              $  143,620          137,994
                                                 =========        =========
        Company's 50% equity in net income      $   71,810           68,997
                                                 =========        =========

                         PART I - FINANCIAL INFORMATION
                                  (Continued)


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. (continued)


LIQUIDITY AND CAPITAL RESOURCES
The Company's cash requirements during the first quarter of 2003 were funded in part through earnings and noncash charges such as depreciation and amortization and from the sale of timber and marketable securities. The cash from these transactions was primarily used in operations. The Company expects to continue, when necessary, to use short-term borrowings to meet cash requirements not fully provided by earnings, depreciation and amortization.
In addition, the Company expects to fund its proposed settlement regarding the Re-Solve Inc. Superfund site by accessing its existing line of credit, the possible sale of securities and from its operating cash flow.

During the three months ended March 31, 2003, 2,000 shares of treasury stock valued at $66,600 were issued to the president as bonus compensation.
There were approximately $29,000 of commitments for capital expenditures as of March 31, 2003.



Item 3.  Quantitative and Qualitative Disclosures about Market Risks.


MARKETABLE SECURITIES
The fair value of marketable securities has increased $5,113,741 from March 31, 2003 to April 30, 2003. At April 30, 2003 the fair value of marketable securities was $59,341,060 as compared to $54,227,319 at March 31, 2003.

The net unrealized holding gain at April 30, 2003 was approximately $35,068,000 net of deferred taxes of approximately $18,065,000. The Company is subject to the risk that the fair value of marketable securities could decline in value.



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

Although the Company had engaged counsel to represent it in that action, the Company was first informed on March 28, 2001 that the Court had entered, pursuant to prior rulings, an unopposed "Final Judgment" against the Company on September 22, 1999. The "Final Judgment" awarded damages against the Company in favor of the United States in the amount of $3,465,438, plus interest, for unreimbursed response costs, plus any additional past unreimbursed response costs, interest and certain future costs the United States incurs at the site. The United States filed a notice of lien in certain jurisdictions on real property of the Company and its subsidiary Vulcan Corporation in the dollar amount of its judgment, plus interest.

The Company has accrued an estimated liability of $3,508,000, net of $1,807,000 tax, for the judgment, accrued interest for past costs and a discounted present value for estimated future costs in connection with the site. This estimated liability was calculated based on the "Final Judgment" and using other information provided by the U.S. Environmental Protection Agency (EPA). The Company expensed $91,000, after tax, for the year ended December 31, 2002 and $14,000, after tax, for the three months ended March 31, 2003, for accrued interest and amortization of estimated future costs related to this matter.

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

There may be other potential clean-up liabilities, at other sites of which the Company has no specific knowledge.

                     PART II - OTHER INFORMATION
                              (Continued)


Item 1.  Legal Proceedings. (continued)

The Company has an interest in a partnership, CCBA, that owns certain real estate. On August 13, 1999 a Complaint for money damages in excess of $25,000, based upon breach of fiduciary duty was filed by the other partner in the Court of Common Pleas in Hamilton County, Ohio. The plaintiff claims that it is entitled to 45.24 percent of $827,000 and additional damages. On March 27, 2001, the plaintiff threatened to file an Amended Complaint that alleges damages of $1,062,000 and costs, plus punitive damages of $2,000,000 on various grounds. The Company believes that the suit is without merit and has been defending itself vigorously against the issues raised.

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



Item 6.     Exhibits and Reports on Form 8-K.

     a.     Exhibits

             Exhibit 11 - Statement regarding computation of per share earnings included in Part 1, Item 1 of this Form 10Q, page 4.

             Exhibit 15 - Letter regarding unaudited interim financial information included in Part 1, Item 1 of this Form 10Q, page 10.

             Exhibit 99.1 - Officer's Certificate pursuant to 18 U.S.C.
             Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.


     b. The Company was not required to file Form 8-K for the quarter ended March 31, 2003.

                       PART II - OTHER INFORMATION
                               (Continued)



                                SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     VULCAN INTERNATIONAL CORPORATION


                                  By:  /s/ Benjamin Gettler
                                       ----------------------------------
    Date   May 12, 2003                 Benjamin Gettler
                                        Chairman of the Board, President
                                          and Chief Executive Officer

                                  By:  /s/ Vernon E. Bachman
                                       -----------------------------------
    Date   May 12, 2003                Vernon E. Bachman
                                        Vice President, Secretary-Treasurer
                                          and Principal Accounting Officer

                           CERTIFICATIONS

In connection with the Quarterly Report of Vulcan International Corporation on Form 10-Q for the period ending March 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Benjamin Gettler, Chairman of the Board and Chief Executive Officer of Vulcan International Corporation, certify, that:

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




/s/ Benjamin Gettler
-------------------------------------
Benjamin Gettler
Chairman of the Board and
Chief Executive Officer
May 12, 2003

                           CERTIFICATIONS

In connection with the Quarterly Report of Vulcan International Corporation on Form 10-Q for the period ending March 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Vernon E. Bachman, Vice President and Secretary-Treasurer of Vulcan International Corporation, certify, that:

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




/s/ Vernon E. Bachman
-------------------------------------
Vernon E. Bachman
Vice President and
Secretary-Treasurer
May 12, 2003