Form 10-Q
period 2003-06-30
VULCAN INTERNATIONAL CORP
filed 2003-08-12
CIK 848446

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.   20549

                                   FORM 10-Q

         (Mark One)

         [ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended June 30, 2003

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

Outstanding shares of no par value common stock at June 30, 2003:

                                 1,004,707 shares

                       VULCAN INTERNATIONAL CORPORATION

                                    INDEX


Part I.  FINANCIAL INFORMATION                                         PAGE

        Item 1.  FINANCIAL STATEMENTS

                    Condensed Consolidated Balance Sheets                1

                    Condensed Consolidated Statements of Income          2

                    Condensed Consolidated Statements of Cash Flows      3

                    Schedule Supporting Net Income Per Common
                    Share and Dividends Per Common Share                 4

                    Notes to Condensed Consolidated Financial
                    Statements                                          5-8

                    Independent Accountants' Report                      9


        Item 2.     Management's Discussion and Analysis of
                    Financial Condition and Results of Operations     10-11

        Item 3.     Quantitative and Qualitative Disclosures
                    about Market Risks                                  11

        Item 4.     Controls and Procedures                             11


Part II.  OTHER INFORMATION

        Item 1.     Legal Proceedings                                 12-13

        Item 2.     Changes in Securities and Use of Proceeds           13

        Item 3.     Defaults Upon Senior Securities                     13

        Item 4.     Submission of Matters to a Vote of
                    Security Holders                                  13-14

        Item 5.     Other Information                                   14

        Item 6.     Exhibits and Reports on Form 8-K                    14

                            PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

                           VULCAN INTERNATIONAL CORPORATION
                         CONDENSED CONSOLIDATED BALANCE SHEETS
                                                   JUNE 30,    DECEMBER 31,
                                                     2003          2002
                                                  UNAUDITED
         -ASSETS-

CURRENT ASSETS:
  Cash                                         $  1,005,819     1,682,049
  Marketable securities (At fair market value)   33,306,595    30,237,923
  Accounts receivable                             1,690,765     1,437,170
  Inventories                                     1,209,443       702,518
  Prepaid expense and tax                            80,804        44,825
                                                 ----------    ----------
        TOTAL CURRENT ASSETS                     37,293,426    34,104,485
                                                 ----------    ----------
PROPERTY, PLANT AND EQUIPMENT-at cost            11,704,158    11,679,978
  Less-Accumulated depreciation and depletion     9,762,743     9,577,197
                                                 ----------    ----------
        NET PROPERTY, PLANT AND EQUIPMENT         1,941,415     2,102,781
                                                 ----------    ----------
OTHER ASSETS:
  Investment in joint venture                       160,902        20,805
  Marketable securities (At fair market value)   32,170,183    27,615,871
  Deferred charges and other assets               5,854,047     5,771,763
                                                 ----------    ----------
        TOTAL OTHER ASSETS                       38,185,132    33,408,439
                                                 ----------    ----------
                TOTAL ASSETS                   $ 77,419,973    69,615,705
                                                 ==========    ==========

     -LIABILITIES AND SHAREHOLDERS' EQUITY-

CURRENT LIABILITIES:
  Notes payable                                $    861,711     1,861,711
  Deferred income tax                             8,134,693     7,133,396
  Other                                           6,850,664     6,766,590
                                                 ----------    ----------
        TOTAL CURRENT LIABILITIES                15,847,068    15,761,697
                                                 ----------    ----------
OTHER LIABILITIES:
  Deferred income tax                            11,236,194     9,641,263
  Commitments and contingencies                           -             -
  Minority interest in partnership                   10,648        17,304
  Other liabilities                                  37,470        34,531
                                                 ----------    ----------
        TOTAL OTHER LIABILITIES                  11,284,312     9,693,098
                                                 ----------    ----------
SHAREHOLDERS' EQUITY:
  Capital stock                                     249,939       249,939
  Additional paid-in capital                      8,253,926     8,205,825
  Retained earnings                              28,899,995    27,952,115
  Accumulated other comprehensive income         39,124,596    34,013,394
                                                 ----------    ----------
                                                 76,528,456    70,421,273

    Less-Common stock in treasury-at cost        26,239,863    26,260,363
                                                 ----------    ----------
        TOTAL SHAREHOLDERS' EQUITY               50,288,593    44,160,910
                                                 ----------    ----------
                TOTAL LIABILITIES
                  AND SHAREHOLDERS' EQUITY     $ 77,419,973    69,615,705
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

                           PART I - FINANCIAL INFORMATION
                                       (Continued)

Item 1.  Financial Statements.

                          VULCAN INTERNATIONAL CORPORATION
                     CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                      UNAUDITED

                    For the six months ended      For the three months ended
                        June 30,      June 30,       June 30,       June 30,
                          2003          2002           2003           2002
REVENUES:
  Net sales            $4,735,319     4,580,483      2,527,283      2,213,777
  Dividends             1,148,327     1,146,033        580,273        574,402
                        ---------     ---------      ---------      ---------
    TOTAL REVENUES      5,883,646     5,726,516      3,107,556      2,788,179
                        ---------     ---------      ---------      ---------
COST AND EXPENSES:
  Cost of sales         4,513,460     4,160,321      2,352,664      2,020,397
  General and
   administrative         943,558       944,683        461,195        465,169
  Interest expense         64,781        93,014         26,986         45,688
                        ---------     ---------      ---------      ---------
    TOTAL COST AND
     EXPENSES           5,521,799     5,198,018      2,840,845      2,531,254
                        ---------     ---------      ---------      ---------
EQUITY IN JOINT
 VENTURE INCOME
 AND MINORITY
 INTEREST                 139,449       139,992         68,052         71,489
                        ---------     ---------      ---------      ---------
INCOME BEFORE
 GAIN ON SALE OF
 ASSETS                   501,296       668,490        334,763        328,414

NET GAIN ON SALE OF
 PROPERTY, EQUIPTMENT
 AND SECURITIES           683,766       568,390        135,865        141,688
                        ---------     ---------      ---------      ---------
    INCOME FROM
     CONTINUING
     OPERATIONS BEFORE
     INCOME TAXES       1,185,062     1,236,880        470,628        470,102

INCOME TAX PROVISION      136,710       160,944         25,374         35,469
                        ---------     ---------      ---------      ---------
     NET INCOME        $1,048,352     1,075,936        445,254        434,633
                        =========     =========      =========      =========

NET INCOME PER SHARE   $     1.04           .98            .44            .40
                        =========     =========      =========      =========
DIVIDENDS PER
 COMMON SHARE          $      .10           .40            .05            .20
                        =========     =========      =========      =========

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                             PART I - FINANCIAL INFORMATION
                                       (Continued)
Item 1.  Financial Statements.

                            VULCAN INTERNATIONAL CORPORATION
                     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                For the six months ended
                                        UNAUDITED
                                                   JUNE 30,       JUNE 30,
                                                     2003           2002
CASH FLOWS FROM OPERATING ACTIVITIES:
  Cash received from customers                  $ 4,485,658       4,244,415
  Cash paid to suppliers and employees           (5,707,167)     (5,847,852)
  Dividends received                              1,148,327       1,146,033
  Interest paid                                     (24,292)        (15,298)
  Income taxes paid                                (185,000)       (145,000)
                                                   ---------       ---------
     NET CASH FLOWS FROM OPERATING ACTIVITIES      (282,474)       (617,702)
                                                  ---------       ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of property, equipment
   and securities                                   692,987         583,945
  Purchase of property and equipment                (42,752)       (289,913)
  Cash distribution from joint venture                    -         400,000
  Collections on notes receivable and other          56,480          59,779
                                                  ---------       ---------
     NET CASH FLOWS FROM INVESTING ACTIVITIES       706,715         753,811
                                                  ---------       ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings (repayments) under credit
   agreements                                    (1,000,000)              -
  Sale of treasury shares                                 -          19,885
  Purchase of common shares                               -        (171,531)
  Cash dividends paid                              (100,471)       (440,842)
                                                  ---------       ---------
     NET CASH FLOWS FROM FINANCING ACTIVITIES    (1,100,471)       (592,488)
                                                  ---------       ---------
     INCREASE (DECREASE) IN CASH AND
      CASH EQUIVALENTS                             (676,230)       (456,379)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD  1,682,049       2,493,733
                                                  ---------       ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD      $ 1,005,819       2,037,354
                                                  =========       =========
RECONCILIATION OF NET INCOME TO
  NET CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                   $ 1,048,352       1,075,936
   Adjustments-
     Depreciation and amortization                  197,852         167,195
     Deferred income taxes                          (36,817)         (8,979)
     Equity in joint venture income and
       minority interest                           (139,449)       (139,992)
     Net gain on sale of property, equipment
       and securities                              (683,766)       (568,391)
     (Increase) in accounts receivable             (249,661)       (328,233)
     (Increase) in inventories                     (506,925)       (289,478)
     Increase (decrease) in accounts payable,
       accrued expenses and other assets             87,940        (525,760)
                                                  ---------       ---------
NET CASH FLOWS FROM OPERATING ACTIVITIES        $  (282,474)       (617,702)
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


                                                                    EXHIBIT 1

                       For the six months ended   For the three months ended
                       June 30,       June 30,    June 30,      June 30,
                         2003           2002        2003          2002

a)   Net income       $1,048,352      1,075,936     445,254       434,633
                       =========      =========   =========     =========
b)   Cash
      dividends
      on common
      shares          $  100,471        440,842      50,236       220,421
                       =========      =========   =========     =========
Weighted Average
 Shares:
c)   Common shares
      issued           1,999,512      1,999,512   1,999,512     1,999,512
d)   Common
      treasury
      shares             994,860        897,725     994,805       898,022
                       ---------      ---------   ---------     ---------
e)   Common shares
      outstanding      1,004,652      1,101,787   1,004,707     1,101,490
                       =========      =========   =========     =========
f)   Income per
      common
      share (a/e):    $     1.04            .98         .44           .40

g)   Dividends
      per common
      share           $      .10            .40         .05           .20

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                        PART I - FINANCIAL INFORMATION
                                  (Continued)

Item 1.  Financial Statements.

                       VULCAN INTERNATIONAL CORPORATION
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               For the six months ended June 30, 2003 and 2002
                                  UNAUDITED


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

The Company has accrued an estimated liability of $3,522,000, net of $1,814,000 tax, for the judgment, accrued interest for the past costs and a discounted present value for estimated future costs in connection with the site. This estimated liability was calculated based on the "Final Judgment" and using other information provided by the U.S. Environmental Protection Agency ("EPA"). The Company expensed $28,000 and $14,000, after tax, for the six months and three months ended June 30, 2003, as compared to $51,000 and $25,000, after tax for the six months and three months ended June 30, 2002, for accrued interest and amortization of estimated future costs related to this matter.

On March 10, 2003 the U.S. Department of Justice announced a tentative settlement of this matter for $3,800,000 plus interest from November 2002. The total settlement will be payable within thirty days of the consent decree being approved by the court and entered on the court docket. If the settlement is approved by the court, the Company would recognize income of approximately $983,000, net of tax of $507,000, for the difference between the final settlement and the amount it has accrued. The Company expects to settle this during the third quarter 2003. The liability for future costs is a significant estimate of the future costs and it is subject to change as actual costs are incurred and reported by the EPA.

There may be other potential clean-up liabilities, at other sites of which the Company has no specific knowledge.

                        PART I - FINANCIAL INFORMATION
                                  (Continued)

Item 1.  Financial Statements.

                       VULCAN INTERNATIONAL CORPORATION
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               For the six months ended June 30, 2003 and 2002
                                  UNAUDITED
                                 (Continued)


The Company has an interest in a partnership, CCBA, that owns certain real estate. On August 13, 1999 a Complaint for money damages in excess of $25,000, based upon breach of fiduciary duty was filed by the other partner in the Court of Common Pleas in Hamilton County, Ohio. The plaintiff claims that it is entitled to 45.24% of $827,000 and additional damages. March 27, 2001, the plaintiff threatened to file an Amended Complaint that alleges damages of $1,062,000 and costs, plus punitive damages of $2,000,000 on various grounds. The Registrant believes that the suit is without merit and has been defending itself vigorously against the issues raised.

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

There were no securities of the Registrant sold by the Registrant during the six months ended June 30, 2003, that were not registered under the Securities Act of 1933, in reliance upon an exemption from registration provided by
Section 4(2) of the Act.

                        PART I - FINANCIAL INFORMATION
                                  (Continued)

Item 1.  Financial Statements.

                       VULCAN INTERNATIONAL CORPORATION
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               For the six months ended June 30, 2003 and 2002
                                  UNAUDITED
                                 (Continued)


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

INVENTORIES

                                                 JUNE  30,     DECEMBER 31,
                                                   2003            2002
                                                 UNAUDITED
        Inventories consisted of:
          Finished goods                       $  595,896        506,240
          Work in process                         169,221         33,983
          Raw materials                           444,326        162,295
                                                ---------        -------
                Total inventories              $1,209,443        702,518
                                                =========        =======

COMPREHENSIVE INCOME
During the six months ended June 30, 2003 and 2002 total other comprehensive income (loss) was as follows:

                                       For the six            For the three
                                       months ended           months ended
                                   June 30,   June 30,    June 30,    June 30,
                                    2003       2002        2003        2002
   Net income                  $ 1,048,352  1,075,936     445,254     434,633
   Other comprehensive
    income (loss), net of tax:
     Unrealized gain (loss)
      on marketable securities   5,352,559 (5,559,449)  7,443,910  (6,849,887)
     Less: reclassification
      adjustment for gains
      included in net income      (241,357)   (58,313)    (12,427)     (3,313)
                                 ---------  ---------   ---------   ---------
        Total comprehensive
         income (loss)         $ 6,159,554 (4,541,826)  7,876,737  (6,418,567)
                                 =========  =========   =========   =========

Accumulated comprehensive income consists of unrealized holding gains on securities available for sale of $39,124,596 at June 30, 2003 and $34,013,394 at December 31, 2002.

                        PART I - FINANCIAL INFORMATION
                                  (Continued)

Item 1.  Financial Statements.

                        VULCAN INTERNATIONAL CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                For the six months ended June 30, 2003 and 2002
                                  UNAUDITED
                                 (Continued)


STOCK OPTIONS
Options to purchase not more than 50,000 shares of treasury stock at $33.20 per share, that were granted to the President of the Company in 2001 will expire in 2008.

BUSINESS SEGMENT INFORMATION
Reportable segments for the six months and three months ended June 30, 2003 are as follows:

                                     For the six             For the three
                                     months ended            months ended
                                 June 30,    June 30,    June 30,    June 30,
                                  2003        2002        2003        2002
  NET SALES FROM CONTINUING
   OPERATIONS:
   Rubber and Foam Products    $3,704,210   3,491,472   2,151,535   1,755,320
   Bowling Pins                   936,322     888,733     287,531     356,616
   Real Estate Operations         443,251     465,146     217,929     211,105
   Intersegment net sales        (129,978)    (48,359)    (19,715)    (21,007)
                                ---------   ---------   ---------   ---------
                                4,953,805   4,796,992   2,637,280   2,302,034
   Timber sales reported in
    gain on sale of property
    and equipment                (218,486)   (216,509)   (109,997)    (88,257)
                                ---------   ---------   ---------   ---------
       TOTAL SALES FROM
        CONTINUING OPEATIONS   $4,735,319   4,580,483   2,527,283   2,213,777
                                =========   =========   =========   =========

  OPERATING PROFIT (LOSS)
   FROM CONTINUING OPERATIONS:
   Rubber and Foam Products    $ (231,584)   (104,077)     (4,837)    (60,683)
   Bowling Pins                    64,004      80,636       5,970      37,508
   Real Estate Operations         150,067     193,178      61,476      75,364
                                ---------   ---------   ---------   ---------
       TOTAL OPERATING
        PROFIT (LOSS) FROM
        CONTINUING OPERATIONS     (17,513)    169,737      62,609      52,189

  Interest expense - net          (64,781)    (93,014)    (26,986)    (45,688)
  Other unallocated corporate
   income - net                 1,267,356   1,160,157     435,005     463,601
  Income tax provision           (136,710)   (160,944)    (25,374)    (35,469)
                                ---------   ---------   ---------   ---------
        NET INCOME             $1,048,352   1,075,936     445,254     434,633
                                =========   =========   =========   =========

REVIEW BY INDEPENDENT ACCOUNTANTS
The condensed consolidated financial statements at June 30, 2003, and for the six month period then ended have been reviewed, prior to filing, by the Registrant's independent accountants, J.D. Cloud & Co. L.L.P., whose report covering their review of the financial statements is included in this report.
                                   -8-

                        INDEPENDENT ACCOUNTANTS' REPORT


To the Board of Directors
Vulcan International Corporation
Wilmington, Delaware

We have reviewed the accompanying condensed consolidated balance sheet of Vulcan International Corporation and subsidiaries as of June 30, 2003, and the related condensed consolidated statements of income and cash flows for the six month and three month periods ended June 30, 2003 and 2002. These financial statements are the responsibility of the Company's management.

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

Cincinnati, Ohio
August 1, 2003

                         PART I - FINANCIAL INFORMATION
                                  (Continued)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


Net sales revenue for the six months ended June 30, 2003, increased $154,836 or 3.4% over the corresponding period in 2002. Cost of sales increased $353,139 or 8.5% during the six months ended June 30, 2003 compared to the corresponding six month period in 2002. Net sales revenue for the second quarter of 2003 increased $313,506 or 14.2% and cost of sales increased $332,267 or 16.5% compared to the corresponding quarter in 2002. These changes are due to increased sales and costs in the Company's Rubber and Foam segment.

General and administrative expenses decreased $1,125 or 0.1% in the six months ended June 30, 2003, as compared to the corresponding six month period in 2002. General and administrative expenses for the second quarter of 2003 decreased $3,974 or 0.8% compared to the corresponding quarter in 2002.

Interest expense for the six months ended June 30, 2003 decreased $28,233. Interest expense for the three months ended June 30, 2003 decreased $18,702. The decreases are primarily due to decreased interest rates and reductions in short-term debt. Interest of $41,404 and $20,735 was incurred for the accrued EPA liability for the six months and three months ended June 30, 2003.

Gains on the sale of property, equipment and securities were $683,766 for the six months ended June 30, 2003, as compared to $568,390 for the corresponding period in 2002. Gains in 2003 and 2002 were primarily the result of the sale of marketable securities and timber.

The Company has a 50% interest in a joint venture, Vulcan Brunswick Bowling Pin Company (VBBPC) which manufactures bowling pins in Antigo, Wisconsin for Brunswick and the Company. The Company's investment in VBBPC is included in other assets at June 30, 2003.

Summarized income statement information for VBBPC consists of the following:
                     Six Months Ended June 30,   Three Months ended June 30,
                         2003          2002          2003          2002

Net sales             $3,082,144     3,106,068     1,502,328    1,588,129
Costs and expenses     2,801,949     2,823,698     1,365,753    1,443,753
                       ---------     ---------     ---------    ---------
Net income            $  280,195       282,370       136,575      144,376
                       =========     =========     =========    =========
Company's 50% equity
 in net income        $  140,097       141,185        68,287       72,188
                       =========     =========     =========    =========

                         PART I - FINANCIAL INFORMATION
                                  (Continued)


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. (Continued)


LIQUIDITY AND CAPITAL RESOURCES

The Company's cash requirements during the second quarter of 2003 were funded in part through earnings and noncash charges such as depreciation and amortization and from the sale of timber, equipment and marketable securities. The cash from these transactions was primarily used in operations. The Company expects to continue, when necessary, to use short-term borrowings to meet cash requirements not fully provided by earnings, depreciation and amortization. In addition, the Company expects to fund its proposed settlement regarding the Re-Solve, Inc. Superfund Site by accessing its existing line of credit, the possible sale of securities and from its operating cash flow. There were approximately $7,500 of commitments for capital expenditures as of June 30, 2003.

During the six months ended June 30, 2003, 2000 shares of treasury stock valued at $68,600 were issued to the President as bonus compensation.



Item 3.     Quantitative and Qualitative Disclosures about Market Risks.

MARKETABLE SECURITIES

The fair value of marketable securities has increased $6,860,878 from December 31, 2002 to July 31, 2003. At July 31, 2003 the fair value of marketable securities was $64,714,672 as compared to $65,476,778 at June 30, 2003.

The net unrealized holding gain at July 31, 2003 was approximately $38,600,000 net of deferred taxes of approximately $19,900,000. The Company is subject to the risk that fair value securities could decline further.



Item 4.     Controls and Procedures

a) Disclosure controls and procedures. The Chief Executive Officer and the Principal Financial Officer have carried out an evaluation of the effectiveness of the Company's disclosure controls and procedures that are designed to ensure that information relating to the Company required to be disclosed by the Company in the reports that it files or submits under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Based upon this evaluation, these officers have concluded, that as of June 30, 2003, the Company's disclosure controls and procedures were adequate.

b) Changes in internal control over financial reporting. During the period covered by this report, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PAGE>
                     PART II - OTHER INFORMATION


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


The Company has accrued an estimated liability of $3,522,000, net of $1,814,000 tax, for the judgment, accrued interest for the past costs and a discounted present value for estimated future costs in connection with the site. This estimated liability was calculated based on the "Final Judgment" and using other information provided by the U.S. Environmental Protection Agency ("EPA"). The Company expensed $28,000 and $14,000, after tax, for the six months and three months ended June 30, 2003, as compared to $51,000 and $25,000, after tax for the six months and three months ended June 30, 2002, for accrued interest and amortization of estimated future costs related to this matter.

On March 10, 2003 the U.S. Department of Justice announced a tentative settlement of this matter for $3,800,000 plus interest from November 2002. The total settlement will be payable within thirty days of the consent decree being approved by the court and entered on the court docket. If the settlement is approved by the court, the Company would recognize income of approximately $983,000, net of tax of $507,000, for the difference between the final settlement and the amount it has accrued. The Company expects to settle this during the third quarter 2003. The liability for future costs is a significant estimate of the future costs and it is subject to change as actual costs are incurred and reported by the EPA.

There may be other potential clean-up liabilities, at other sites of which the Company has no specific knowledge.

                     PART II - OTHER INFORMATION
                              (Continued)


Item 1.  Legal Proceedings. (Continued)

The Company has an interest in a partnership, CCBA, that owns certain real estate. On August 13, 1999 a Complaint for money damages in excess of $25,000, based upon breach of fiduciary duty was filed by the other partner in the Court of Common Pleas in Hamilton County, Ohio. The plaintiff claims that it is entitled to 45.24% of $827,000 and additional damages. March 27, 2001, the plaintiff threatened to file an Amended Complaint that alleges damages of $1,062,000 and costs, plus punitive damages of $2,000,000 on various grounds. The Registrant believes that the suit is without merit and has been defending itself vigorously against the issues raised.

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


Item 2. Changes in Securities and Use of Proceeds - Not Applicable


Item 3. Defaults Upon Senior Securities - Not Applicable


Item 4. Submission of Matters to a Vote of Security Holders -

The Annual Meeting of the shareholders of Vulcan International Corporation was held on May 8, 2003. The following matters were voted upon:

    a.  The following members of the Board of Directors of Vulcan
        International Corporation were elected as directors by the votes indicated:

        Director                    For        Against      Withheld
        Leonard Aconsky           826,331      114,024
        Benjamin Gettler          826,463      113,892
        Thomas D. Gettler         937,900        2,455
        Edward B. Kerin           830,169      110,186
        Stanley I. Rafalo, O.D.   825,552      114,803

                       PART II - OTHER INFORMATION
                             (Continued)



    b. Approval and ratification of all purchases of Company stock by the Company since May 9, 2002 and approval and ratification of the action of the Board of Directors at its May 8, 2003 meeting authorizing the purchase of up to 100,000 shares of the Company at such times as the President may determine are in the best interest of the Company:

                          For        Against        Withheld
                       939,068         0             1,287

Item 5. Other Information - Stanley I. Rafalo, O.D. passed away July 30, 2003. Mr. Rafalo was a member of the audit and compensation committee and had been a member of the board of directors for forty years.


Item 6. Exhibits and Reports on Form 8-K.

        a. Exhibits

           Exhibit 11 - Statement regarding computation of per share earnings included in Part 1, Item 1 of this Form 10Q, page 4.

           Exhibit 31.1 - Rule 13a-14(a)/15d-14(a) Certification of Benjamin Gettler.

           Exhibit 31.2 - Rule 13a-14(a)/15d-14(a) Certification of Vernon E. Bachman.

           Exhibit 32 - Section 1350 Certifications

        b. The Company was not required to file Form 8-K for the quarter ended June 30, 2003.

                       PART II - OTHER INFORMATION
                               (Continued)




                                SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     VULCAN INTERNATIONAL CORPORATION


                                  By:  /s/ Benjamin Gettler
                                       ----------------------------------
  Date   August 12, 2003                Benjamin Gettler
                                        Chairman of the Board, President
                                          and Chief Executive Officer

                                  By:  /s/ Vernon E. Bachman
                                       -----------------------------------
  Date   August 12, 2003                Vernon E. Bachman
                                        Vice President, Secretary-Treasurer
                                          and Principal Accounting Officer

                            Exhibit 31.1
                           CERTIFICATIONS

In connection with the Quarterly Report of Vulcan International Corporation on Form 10-Q for the period ending June 30, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Benjamin Gettler, Chairman of the Board and Chief Executive Officer of Vulcan International Corporation, certify, that:

     (1) I have reviewed this report on Form 10-Q of Vulcan International Corporation;

     (2) Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

     (3) Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations, and cash flows of the registrant as of, and for, the periods presented in this report;

     (4) The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), for the Registrant and have:

a. Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

           b. Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c.  Disclosed in this report any change in the registrant's
               internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting.

     (5) The Registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the Registrant's auditors and the audit committee of the Registrant's board of directors(or persons performing the equivalent functions):

           a. All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are likely to adversely affect the registrant's ability to record, process, summarize, and report financial information; and


           b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.



/s/ Benjamin Gettler
-------------------------------------
Benjamin Gettler
Chairman of the Board and
Chief Executive Officer
August 12, 2003

                            Exhibit 31.2
                           CERTIFICATIONS


In connection with the Quarterly Report of Vulcan International Corporation on Form 10-Q for the period ending June 30, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Vernon E. Bachman, Vice President and Secretary-Treasurer of Vulcan International Corporation, certify, that:

     (1) I have reviewed this report on Form 10-Q of Vulcan International Corporation;

     (2) Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

     (3) Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations, and cash flows of the registrant as of, and for, the periods presented in this report;

     (4) The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), for the Registrant and have:

a.  Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

           b. Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c.  Disclosed in this report any change in the registrant's
               internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting.

     (5) The Registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the Registrant's auditors and the audit committee of the Registrant's board of directors(or persons performing the equivalent functions):

a. All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are likely to adversely affect the registrant's ability to record, process, summarize, and report financial information; and


           b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.


/s/ Vernon E. Bachman
-------------------------------------
Vernon E. Bachman
Vice President and
Secretary-Treasurer
August 12, 2003

                              Exhibit 32

                        CERTIFICATION PURSUANT TO
                         18 U.S.C. SECTION 1350,
                    AS ADOPTED PURSUANT TO SECTION 906
                    OF THE SARBANES-OXLEY ACT OF 2002




In connection with the Quarterly Report of Vulcan International Corporation (the "Company") on Form 10-Q for the period ending June 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), we, Benjamin Gettler, Chairman of the Board and Chief Executive Officer of the Company and Vernon E. Bachman, Vice President and Secretary-Treasurer, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of our knowledge:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



/s/ Benjamin Gettler                               /s/ Vernon E. Bachman
--------------------------------                   ---------------------------
Benjamin Gettler                                   Vernon E. Bachman
Chairman of the Board and                          Vice President and
Chief Executive Officer                            Secretary-Treasurer
August 12, 2003                                    August 12, 2003

??