Form 10-Q
period 2003-09-30
VULCAN INTERNATIONAL CORP
filed 2003-11-12
CIK 848446

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.   20549

                                   FORM 10-Q

         (Mark One)

         [ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended September 30, 2003

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

                                  Yes   X     No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                                  Yes         No   X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Outstanding shares of no par value common stock at September  30, 2003:

                                 1,004,707 shares

                       VULCAN INTERNATIONAL CORPORATION

                                    INDEX


Part I.  FINANCIAL INFORMATION                                         PAGE

        Item 1.  FINANCIAL STATEMENTS

                    Condensed Consolidated Balance Sheets                1

                    Condensed Consolidated Statements of Income          2

                    Condensed Consolidated Statements of Cash Flows      3

                    Schedule Supporting Net Income Per Common
                    Share and Dividends Per Common Share                 4

                    Notes to Condensed Consolidated Financial
                    Statements                                          5-8

                    Independent Accountants' Report                      9


        Item 2.     Management's Discussion and Analysis of
                    Financial Condition and Results of Operations     10-11

        Item 3.     Quantitative and Qualitative Disclosures
                    about Market Risks                                  11

        Item 4.     Controls and Procedures                             11


Part II.  OTHER INFORMATION

        Item 1.     Legal Proceedings                                 12-13

        Item 2.     Changes in Securities and Use of Proceeds           13

        Item 3.     Defaults Upon Senior Securities                     13

        Item 4.     Submission of Matters to a Vote of
                    Security Holders                                  13-14

        Item 5.     Other Information                                   13

        Item 6.     Exhibits and Reports on Form 8-K                    13

                            PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

                           VULCAN INTERNATIONAL CORPORATION
                         CONDENSED CONSOLIDATED BALANCE SHEETS
                                                September 30,    December 31,
                                                    2003            2002
                                                 UNAUDITED
         -ASSETS-

CURRENT ASSETS:
  Cash                                         $  1,503,467     1,682,049
  Marketable securities (At fair market value)   31,907,138    30,237,923
  Accounts receivable                             2,063,204     1,437,170
  Inventories                                       777,290       702,518
  Prepaid expense and other                          64,418        44,825
  Refundable federal income tax                     623,240             -
                                                 ----------    ----------
        TOTAL CURRENT ASSETS                     36,938,757    34,104,485
                                                 ----------    ----------
PROPERTY, PLANT AND EQUIPMENT-at cost            11,697,979    11,679,978
 Less-Accumulated depreciation and depletion      9,859,282     9,577,197
                                                 ----------    ----------
        NET PROPERTY, PLANT AND EQUIPMENT         1,838,697     2,102,781
                                                 ----------    ----------
OTHER ASSETS:
  Investment in joint venture                       223,621        20,805
  Marketable securities (At fair market value)   31,359,502    27,615,871
  Deferred charges and other assets               5,906,044     5,771,763
                                                 ----------    ----------
        TOTAL OTHER ASSETS                       37,489,167    33,408,439
                                                 ----------    ----------
                TOTAL ASSETS                   $ 76,266,621    69,615,705
                                                 ==========    ==========

     -LIABILITIES AND SHAREHOLDERS' EQUITY-

CURRENT LIABILITIES:
  Notes payable                                $  4,558,542     1,861,711
  Deferred income tax                             9,444,721     7,133,396
  Other                                           1,675,469     6,766,590
                                                 ----------    ----------
        TOTAL CURRENT LIABILITIES                15,678,732    15,761,697
                                                 ----------    ----------
OTHER LIABILITIES:
  Deferred income tax                            10,358,723     9,641,263
  Commitments and contingencies                           -             -
  Minority interest in partnership                   10,864        17,304
  Other liabilities                                  37,470        34,531
                                                 ----------    ----------
        TOTAL OTHER LIABILITIES                  10,407,057     9,693,098
                                                 ----------    ----------
SHAREHOLDERS' EQUITY:
  Capital stock                                     249,939       249,939
  Additional paid-in capital                      8,253,926     8,205,825
  Retained earnings                              30,245,403    27,952,115
  Accumulated other comprehensive income         37,671,427    34,013,394
                                                 ----------    ----------
                                                 76,420,695    70,421,273

    Less-Common stock in treasury-at cost        26,239,863    26,260,363
                                                 ----------    ----------
        TOTAL SHAREHOLDERS' EQUITY               50,180,832    44,160,910
                                                 ----------    ----------
                TOTAL LIABILITIES
                  AND SHAREHOLDERS' EQUITY     $ 76,266,621    69,615,705
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

                           PART I - FINANCIAL INFORMATION
                                       (Continued)

Item 1.  Financial Statements.

                          VULCAN INTERNATIONAL CORPORATION
                     CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                      UNAUDITED

                    For the nine months ended      For the three months ended
                             September 30,                September 30,
                          2003          2002           2003          2002
REVENUES:
  Net sales            $7,665,565     6,873,944      2,930,246      2,293,461
  Dividends and
   interest             1,737,609     1,723,113        589,282        577,080
                        ---------     ---------      ---------      ---------
    TOTAL REVENUES      9,403,174     8,597,057      3,519,528      2,870,541
                        ---------     ---------      ---------      ---------
COST AND EXPENSES:
  Cost of sales         7,255,299     6,311,195      2,741,839      2,150,874
  General and
   administrative       1,513,311     1,423,529        569,753        478,846
  Interest expense         35,702       131,872        (29,079)        38,858
                        ---------     ---------      ---------      ---------
    TOTAL COST AND
     EXPENSES           8,804,312     7,866,596      3,282,513      2,668,578
                        ---------     ---------      ---------      ---------
Income related to
 Re-Solve Settlement    1,448,119             -      1,448,119              -

EQUITY IN JOINT
 VENTURE INCOME
 AND MINORITY
 INTEREST                 201,952       209,039         62,503         69,047
                        ---------     ---------      ---------      ---------
INCOME BEFORE
 GAIN ON SALE OF
 ASSETS                 2,248,933       939,500      1,747,637        271,010

NET GAIN ON SALE OF
 PROPERTY, EQUIPTMENT
 AND SECURITIES           849,456       784,402        165,690        216,012
                        ---------     ---------      ---------      ---------
    INCOME FROM
     CONTINUING
     OPERATIONS BEFORE
     INCOME TAXES       3,098,389     1,723,902      1,913,327        487,022

INCOME TAX PROVISION      654,395       235,164        517,685         74,220
                        ---------     ---------      ---------      ---------
     NET INCOME        $2,443,994     1,488,738      1,395,642        412,802
                        =========     =========      =========      =========

NET INCOME PER SHARE   $     2.43          1.36           1.39            .38
                        =========     =========      =========      =========
DIVIDENDS PER
 COMMON SHARE          $      .15           .60            .05            .20
                        =========     =========      =========      =========

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                             PART I - FINANCIAL INFORMATION
                                       (Continued)
Item 1.  Financial Statements.

                            VULCAN INTERNATIONAL CORPORATION
                     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                For the six months ended
                                        UNAUDITED
                                               September 30,    September 30,
                                                    2003           2002
CASH FLOWS FROM OPERATING ACTIVITIES:
  Cash received from customers                  $ 7,033,877      6,191,072
  Cash paid to suppliers and employees and
   United States EPA                            (12,109,287)    (7,867,171)
  Dividends received                              1,737,609      1,723,113
  Interest paid                                     (85,928)       (15,298)
  Income taxes paid                                (185,000)      (205,000)
                                                 ----------      ---------
     NET CASH FLOWS FROM OPERATING ACTIVITIES    (3,608,729)      (173,284)
                                                 ----------      ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of property, equipment
   and securities                                   837,680        796,734
  Purchase of property and equipment                (42,752)      (347,125)
  Cash distribution from joint venture                    -        400,000
  Collections on notes receivable and other          89,094         90,346
                                                 ----------      ---------
     NET CASH FLOWS FROM INVESTING ACTIVITIES       884,022        939,955
                                                 ----------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings (repayments) under credit
   agreements                                     2,696,831              -
  Sale of treasury shares                                 -         19,885
  Purchase of common shares                               -       (825,393)
  Cash dividends paid                              (150,706)      (657,168)

                                                 ----------      ---------
     NET CASH FLOWS FROM FINANCING ACTIVITIES     2,546,125     (1,462,676)
                                                 ----------      ---------
     INCREASE (DECREASE) IN CASH AND
      CASH EQUIVALENTS                             (178,582)      (696,005)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD  1,682,049      2,493,733
                                                 ----------      ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD      $ 1,503,467      1,797,728
                                                 ==========      =========
RECONCILIATION OF NET INCOME TO
  NET CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                   $ 2,443,994      1,488,738
   Adjustments-
     Depreciation and amortization                  300,509        258,579
     Deferred income taxes                        1,144,343          3,484
     Equity in joint venture income and
       minority interest                           (201,952)      (209,039)
     Net gain on sale of property, equipment
       and securities                              (849,456)      (784,402)
     (Increase) in accounts receivable             (631,688)      (682,872)
     (Increase) in inventories                      (74,772)      (120,169)
     (Decrease) in accounts payable,
       accrued expenses and other assets         (5,739,707)      (127,603)
                                                 ----------      ---------
NET CASH FLOWS FROM OPERATING ACTIVITIES        $(3,608,729)      (173,284)
                                                 ==========      =========

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


                                                                    EXHIBIT 1

                        Nine months ended           Three months ended
                           September 30,               September 30,
                         2003           2002        2003          2002

a)   Net income       $2,443,994      1,488,738   1,395,642       412,802
                       =========      =========   =========     =========
b)   Cash
      dividends
      on common
      shares          $  150,706        657,168      50,235       216,325
                       =========      =========   =========     =========
Weighted Average
 Shares:
c)   Common shares
      issued           1,999,512      1,999,512   1,999,512     1,999,512
d)   Common
      treasury
      shares             994,842        902,375     994,805       911,524
                       ---------      ---------   ---------     ---------
e)   Common shares
      outstanding      1,004,670      1,097,137   1,004,707     1,087,988
                       =========      =========   =========     =========
f)   Income per
      common
      share (a/e):    $     2.43          1.36         1.39           .38

g)   Dividends
      per common
      share           $      .15           .60          .05           .20

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                        PART I - FINANCIAL INFORMATION
                                  (Continued)

Item 1.  Financial Statements.

                       VULCAN INTERNATIONAL CORPORATION
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
            For the nine months ended September 30, 2003 and 2002
                                  UNAUDITED


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

INVENTORIES

                                              SEPTEMBER 30,     DECEMBER 31,
                                                   2003            2002
                                                 UNAUDITED
        Inventories consisted of:
          Finished goods                       $296,059           506,240
          Work in process                       161,125            33,983
          Raw materials                         320,106           162,295
                                                -------           -------
                Total inventories              $777,290           702,518
                                                =======           =======

LEGAL MATTERS
On September 2, 2003 the claims of the United States against the Company for past and future clean-up cost and expenses with respect to the Re-Solve, Inc. Superfund Site in North Dartmouth, Massachusetts have been resolved by the docketing of a settlement agreement in the Federal District Court of Massachusetts approved by Senior Federal Judge Robert Keeton. The settlement provided that the Company pay to the U.S. Department of Justice the amount of $3,800,000 plus interest from November 1, 2002. The total settlement of $3,846,831 was paid on September 2, 2003. The approved settlement agreement resolves all matters involved in this case.

The Company had accrued an estimated liability of $3,522,000, net of $1,814,000 tax, for the judgment, accrued interest for the past costs and a discounted present value for estimated future costs in connection with the site. The Company recognized income related to the settlement of $955,000, net of $493,000 tax, for the nine months and three month ended September 30, 2003 as compared to expense of $77,000 and $26,000, after tax for the nine months and three months ended September 30, 2002, for accrued interest and amortization of estimated future costs related to this matter.

                        PART I - FINANCIAL INFORMATION
                                  (Continued)

Item 1.  Financial Statements.

                       VULCAN INTERNATIONAL CORPORATION
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             For the nine months ended September 30, 2003 and 2002
                                  UNAUDITED
                                 (Continued)


There may be other potential clean-up liabilities at other sites of which the Company has no specific knowledge.

The Company has an interest in a partnership, CCBA, that owns certain real estate. On August 13, 1999 a Complaint for money damages in excess of $25,000, based upon breach of fiduciary duty was filed by the other partner in the Court of Common Pleas in Hamilton County, Ohio. The plaintiff had claimed that it was entitled to 45.24% of $827,000 and additional damages. On October 24, 2003 the case was dismissed in the Court of Common Pleas in Hamilton County, Ohio.

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

COMPREHENSIVE INCOME
During the nine months ended September 30, 2003 and 2002 total other comprehensive income (loss) was as follows:

                                    Nine months ended    Three months ended
                                       September 30,         September 30,
                                    2003         2002      2003        2002
  Net income                   $2,443,994   1,488,738   1,395,642    412,802
  Other comprehensive
   income (loss), net of tax:
    Unrealized gain (loss)
     on marketable securities  3,943,198  (15,313,434) (1,409,361)(9,753,985)
    Less: reclassification
     adjustment for gains
     included in net income      (285,165)    (58,313)    (43,808)         -
                                ---------  ----------   ---------  ---------
       Total comprehensive
        income (loss)          $6,102,027 (13,883,009)    (57,527)(9,341,183)
                                =========  ==========   =========  =========

Accumulated comprehensive income consists of unrealized holding gains on securities available for sale of $37,671,427 at September 30, 2003 and $34,013,394 at December 31, 2002.

                        PART I - FINANCIAL INFORMATION
                                  (Continued)

Item 1.  Financial Statements.

                        VULCAN INTERNATIONAL CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             For the nine months ended September 30, 2003 and 2002
                                  UNAUDITED
                                 (Continued)


STOCK OPTIONS
Options to purchase not more than 50,000 shares of treasury stock at $33.20 per share, that were granted to the President of the Company in 2001 will expire in 2008. The options were changed to decrease the option exercise price to $33.20 per share. The closing price of the stock at September 30, 2003 was $38.90. As a result, the Company accrued an additional compensation expense liability of $285,000 related to the stock options.

BUSINESS SEGMENT INFORMATION
Reportable segments for the nine months and three months ended September 30, 2003 are as follows:

                                   Nine months ended     Three months ended
                                     September 30          September 30
                                    2003        2002     2003        2002
  NET SALES FROM CONTINUING
   OPERATIONS:
   Rubber and Foam Products   $5,764,958   4,830,187   2,060,748   1,338,715
   Bowling Pins                1,799,196   1,776,811     862,874     888,078
   Real Estate Operations        619,509     659,786     176,258     194,640
   Intersegment net sales       (229,661)   (104,568)    (99,683)   (56,209)
                               ---------   ---------   ---------   ---------
                               7,954,002   7,162,216   3,000,197   2,365,224
   Timber sales reported in
    gain on sale of property
    and equipment               (288,437)   (288,272)    (69,951)    (71,763)
                               ---------   ---------   ---------   ---------
       TOTAL SALES FROM
        CONTINUING OPEATIONS  $7,665,565   6,873,944   2,930,246   2,293,461
                               =========   =========   =========   =========

  OPERATING PROFIT (LOSS)
   FROM CONTINUING OPERATIONS:
   Rubber and Foam Products   $ (327,159)   (310,086)    (95,575)   (206,009)
   Bowling Pins                   73,174     202,128       9,170     121,492
   Real Estate Operations        158,309     240,705       8,242      47,527
                               ---------   ---------   ---------   ---------
       TOTAL OPERATING
        PROFIT (LOSS) FROM
        CONTINUING OPERATIONS    (95,676)    132,747     (78,163)    (36,990)
  Interest expense - net         (35,702)   (131,872)     14,580     (38,858)
  Income-Re-Solve settlement   1,448,119           -   1,448,119           -
  Other unallocated corporate
   income - net                1,781,648   1,723,027     528,791     562,870
  Income tax provision          (654,395)   (235,164)   (517,685)    (74,220)
                               ---------   ---------   ---------   ---------
        NET INCOME            $2,443,994   1,488,738   1,395,642     412,802
                               =========   =========   =========   =========

                        PART I - FINANCIAL INFORMATION
                                  (Continued)

Item 1.  Financial Statements.

                        VULCAN INTERNATIONAL CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             For the nine months ended September 30, 2003 and 2002
                                  UNAUDITED
                                 (Continued)


There were no securities of the Registrant sold by the Registrant during the nine months ended September 30, 2003, that were not registered under the Securities Act of 1933, in reliance upon an exemption from registration provided by Section 4(2) of the Act.


REVIEW BY INDEPENDENT ACCOUNTANTS
The condensed consolidated financial statements at September 30, 2003, and for the nine month period then ended have been reviewed, prior to filing, by the Registrant's independent accountants, J.D. Cloud & Co. L.L.P., whose report covering their review of the financial statements is included in this report.

                        INDEPENDENT ACCOUNTANTS' REPORT


To the Board of Directors
Vulcan International Corporation
Wilmington, Delaware

We have reviewed the accompanying condensed consolidated balance sheet of Vulcan International Corporation and subsidiaries as of September 30, 2003, and the related condensed consolidated statements of income and cash flows for the nine month and three month periods ended September 30, 2003 and 2002. These financial statements are the responsibility of the Company's management.

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

Cincinnati, Ohio
November 5, 2003

                         PART I - FINANCIAL INFORMATION
                                  (Continued)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


Net sales revenue for the nine months ended September 30,2003, increased $791,621 or 11.5% over the corresponding period in 2002. The increase in sales was due mainly to the increase in the Rubber and Foam Products segment. Cost of sales increased $944,104 or 15.0% during the nine months ended September 30, 2003 compared to the corresponding nine month period in 2002. The increased cost of sales is due mainly to the increased cost of raw materials in the Rubber and Foam Products and Bowling Pins segments. Net sales revenue for the third quarter of 2003 increased $636,785 or 27.8% and cost of sales increased $590,965 or 27.5% compared to the corresponding quarter in 2002. These changes are due to increased sales and costs in the Company's Rubber and Foam Products segment.

General and administrative expenses increased $89,782 or 6.3% in the nine months ended September 30, 2003, as compared to the corresponding nine month period in 2002. General and administrative expenses for the third quarter of 2003 increased $90,907 or 19.0% compared to the corresponding quarter in 2002. The increase in general and administrative expenses in the nine months and three months of 2003 over the corresponding period of 2002 was the result of recognizing the increased liability for the stock options that were issued to the President and Chairman of the Board.

Interest expense for the nine months ended September 30, 2003 decreased $96,170. Interest expense for the three months ended September 30, 2003 decreased $67,937. The decreases are primarily due to decreased interest rates and the settlement of the EPA liability that resulted in a decrease in the interest accrued during the year.

Gains on the sale of property, equipment and securities were $849,456 for the nine months ended September 30, 2003, as compared to $786,402 for the corresponding period in 2002. Gains in 2003 and 2002 were primarily the result of the sale of marketable securities and timber.

The Company has a 50% interest in a joint venture, Vulcan Brunswick Bowling Pin Company (VBBPC) which manufactures bowling pins in Antigo, Wisconsin for Brunswick and the Company. The Company's investment in VBBPC is included in other assets at September 30, 2003.

Summarized income statement information for VBBPC consists of the following:
                          Nine Months Ended         Three Months ended
                           September 30,               September 30,
                         2003          2002          2003          2002

Net sales             $4,461,960     4,636,356     1,379,816    1,530,288
Costs and expenses     4,056,327     4,214,866     1,254,378    1,391,168
                       ---------     ---------     ---------    ---------
Net income            $  405,633       421,490       125,438      139,120
                       =========     =========     =========    =========
Company's 50% equity
 in net income        $  202,816       210,745        62,719       69,560
                       =========     =========     =========    =========

                         PART I - FINANCIAL INFORMATION
                                  (Continued)


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. (Continued)


LIQUIDITY AND CAPITAL RESOURCES

The Company's cash requirements during the third quarter of 2003 were funded in part through earnings, short-term borrowings and noncash charges such as depreciation and amortization and from the sale of timber, equipment and marketable securities. The cash from these transactions was primarily used in operations. The Company expects to continue, when necessary, to use short-term borrowings to meet cash requirements not fully provided by earnings, depreciation and amortization. The Company funded the settlement regarding the Re-Solve, Inc. Superfund Site by accessing its existing line of credit. There were approximately $26,400 of commitments for capital expenditures as of September 30, 2003.

During the nine months ended September 30, 2003, 2,000 shares of treasury stock valued at $68,600 were issued to the President as bonus compensation.



Item 3.     Quantitative and Qualitative Disclosures about Market Risks.

MARKETABLE SECURITIES

The fair value of marketable securities has increased $11,967,723 from December 31, 2002 to October 31, 2003. At October 31, 2003 the fair value of marketable securities was $69,821,517 as compared to $63,266,641 at September 30, 2003.

The net unrealized holding gain at October 31, 2003 was approximately $42,000,000 net of deferred taxes of approximately $21,600,000. The Company is subject to the risk that fair value securities could decline.



Item 4.     Controls and Procedures

a) Disclosure controls and procedures. The Chief Executive Officer and the Principal Financial Officer have carried out an evaluation of the effectiveness of the Company's disclosure controls and procedures that are designed to ensure that information relating to the Company required to be disclosed by the Company in the reports that it files or submits under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Based upon this evaluation, these officers have concluded, that as of September 30, 2003, the Company's disclosure controls and procedures were adequate.

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

On September 2, 2003 the claims of the United States against the Company for past and future clean-up cost and expenses with respect to the Re-Solve, Inc. Superfund Site in North Dartmouth, Massachusetts have been resolved by the docketing of a settlement agreement in the Federal District Court of Massachusetts approved by Senior Federal Judge Robert Keeton. The settlement provided that the Company pay to the U.S. Department of Justice the amount of $3,800,000 plus interest from November 1, 2002. The total settlement of $3,846,831 was paid on September 2, 2003. The approved settlement agreement resolves all matters involved in this case.

The Company had accrued an estimated liability of $3,522,000, net of $1,814,000 tax, for the judgment, accrued interest for the past costs and a discounted present value for estimated future costs in connection with the site. The Company recognized income related to the settlement of $955,000, net of $493,000 tax, for the nine months and three month ended September 30, 2003 as compared to expense of $77,000 and $26,000, after tax for the nine months and three months ended September 30, 2002, for accrued interest and amortization of estimated future costs related to this matter.

There may be other potential clean-up liabilities at other sites of which the Company has no specific knowledge.


The Company has an interest in a partnership, CCBA, that owns certain real estate. On August 13, 1999 a Complaint for money damages in excess of $25,000, based upon breach of fiduciary duty was filed by the other partner in the Court of Common Pleas in Hamilton County, Ohio. The plaintiff had claimed that it was entitled to 45.24% of $827,000 and additional damages. On October 24, 2003 the case was dismissed in the Court of Common Pleas in Hamilton County, Ohio.

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


Item 4. Submission of Matters to a Vote of Security Holders - Not Applicable


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

           Exhibit 31.1 - Rule 13a-14(a)/15d-14(a) Certification of Benjamin Gettler.

           Exhibit 31.2 - Rule 13a-14(a)/15d-14(a) Certification of Vernon E. Bachman.

           Exhibit 32 - Section 1350 Certifications

        b. The Company filed Form 8-K for the quarter ended September 30, 2003.

            Exhibit 99.1 - Settlement of Litigation

            Exhibit 99.2 - Appointment to the Board of Directors and
             announcement of a regular quarterly dividend

                       PART II - OTHER INFORMATION


                               (Continued)




                                SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     VULCAN INTERNATIONAL CORPORATION


                                  By:  /s/ Benjamin Gettler
                                       ----------------------------------
Date   November 12, 2003                Benjamin Gettler
                                        Chairman of the Board, President
                                          and Chief Executive Officer

                                  By:  /s/ Vernon E. Bachman
                                       -----------------------------------
Date   November 12, 2003                Vernon E. Bachman
                                        Vice President, Secretary-Treasurer
                                          and Principal Accounting Officer

                            Exhibit 31.1
                           CERTIFICATIONS

In connection with the Quarterly Report of Vulcan International Corporation on Form 10-Q for the period ending September 30, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Benjamin Gettler, Chairman of the Board and Chief Executive Officer of Vulcan International Corporation, certify, that:

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



/s/ Benjamin Gettler
-------------------------------------
Benjamin Gettler
Chairman of the Board and
Chief Executive Officer
November 12, 2003

                            Exhibit 31.2
                           CERTIFICATIONS


In connection with the Quarterly Report of Vulcan International Corporation on Form 10-Q for the period ending September 30, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Vernon E. Bachman, Vice President and Secretary-Treasurer of Vulcan International Corporation, certify, that:

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


/s/ Vernon E. Bachman
-------------------------------------
Vernon E. Bachman
Vice President and
Secretary-Treasurer
November 12, 2003