Form 10-K
period 2003-12-31
VULCAN INTERNATIONAL CORP
filed 2004-03-30
CIK 848446

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.   20549

                                FORM 10-K

   (Mark One)

     [ X ]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934       [FEE REQUIRED]
              For the fiscal year ended December 31, 2003

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

                                 NONE
                           (Title of class)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                   Yes  [ X ]   No   [  ]



Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in
Part III of this Form 10-K or any amendment to this Form 10-K.   [ X ]


Indicate by a check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
                                                   Yes  [  ]  No  [ X ]


As of January 30, 2004, 1,006,707 common shares were outstanding, and the aggregate market value of the common shares (based upon the closing price of these shares on the American Stock Exchange) of Vulcan International Corporation held by nonaffiliates was approximately $45,251,480.

                       DOCUMENTS INCORPORATED BY REFERENCE

Documents Incorporated by Reference              Applicable Part of Form 10-K
-----------------------------------              ----------------------------

Annual Report to Shareholders for the
Year Ended December 31, 2003                            Part I and II

Proxy Statement Dated April 12, 2004 Furnished
to Shareholders in Connection with Registrant's
Annual Meeting of Shareholders                          Part I and III

Articles of Incorporation and By-laws
filed on Form 8, file number 1-10219,
filed during 1992                                       Part IV

                                 PART I

Item 1.  Business.

The following discussion contains various "forward-looking statements." All statements, other than statements of historical fact, that address activities, events or developments that the Company expects or anticipates will or may occur in the future are forward-looking statements. Examples are statements that concern future revenues, future costs, future capital expenditures, business strategy, competitive strengths, competitive weaknesses, goals, plans, references to future success or difficulties and other similar information. The words "estimate," "project," "forecast," "anticipate," "expect," "intend," "believe," and similar expressions, and discussions of strategy or intentions, are intended to identify forward-looking statements.

The forward-looking statements in this document are based on the Company's expectations and are necessarily dependent upon assumptions, estimates and data the Company believes are reasonable and accurate but may be incorrect, incomplete or imprecise. Forward-looking statements are also subject to a number of business risks and uncertainties, any of which could cause actual results to differ materially from those set forth in or implied by the forward-looking statements. These risks and uncertainties include, among others, changes in the demand for rubber and foam products, the cost of raw materials, competitive conditions in the rubber and foam industries, the relative strength of the United States dollar as against other currencies, changes in United States and international trade regulations, and the discovery of unknown conditions (such as with respect to environmental matters and similar items). Accordingly, any forward-looking statements do not purport to be predictions of future events or circumstances and may not be realized.

The Company does not undertake publicly to update or revise the forward-looking statements even if it becomes clear that any projected results will not be realized.


General Development of Business-

Vulcan International Corporation ("Vulcan", the "Company" or the "Registant") is a Delaware holding company which is the owner of 100% of the common stock of Vulcan Corporation, a manufacturer of the products described below.

Financial Information About Industry Segments-

The sales, operating profit and identifiable assets attributable to each of the Registrant's industry segments for the three years ended December 31, 2003, are set forth in Note 13 of the Notes to Consolidated Financial Statements included under Part IV, Item 14(a)1 of this Form 10-K.

Narrative Description of Business-

RUBBER AND PLASTICS:

RUBBER AND FOAM PRODUCTS-

Vulcan manufactures rubber and foam products in a 272,000 sq. ft. building located in Clarksville, Tennessee. Approximately 57% of sales of those products in 2003 were for use by shoe manufacturers in the United States. The Company is concentrating on the manufacture of rubber sheet stock and custom-mix materials for those manufacturers. The majority of the non-footwear sales of products manufactured in Clarksville were for use as sports flooring and automobile mats. The Rubber Division also manufactures foam products for sale to manufacturers for diverse uses.

BOWLING PINS-

In 1990, the Company entered into an agreement with Brunswick Bowling and Billiards Corporation by the terms of which Vulcan and Brunswick formed a joint venture for the manufacture of bowling pins using Vulcan's Surlyn coating process. The Joint Venture, which is equally owned by Brunswick and Vulcan Corporation, is located at the site of the Company's former Antigo, Wisconsin, bowling pin manufacturing facility. This manufacturing Joint Venture is named the Vulcan-Brunswick Bowling Pin Company. The Company accounts for its investment in the Joint Venture under the equity method of accounting.

In December 2003, the Company received an offer from Brunswick Bowling & Billiards Corporation ("Brunswick") to acquire the Company's 50% interest in the joint venture. The Company, in accordance with a buy-sell provision in its partnership agreement with Brunswick, agreed to sell its interest for $2,000,000. Subsequently, Brunswick refused to purchase the Company's interest in the partnership unless the Company agreed to indemnify Brunswick for any claims which might be made against Brunswick in the future and to provide Brunswick with unspecified representations and warranties. The Company filed suit against Brunswick seeking to enforce the buy-sell agreement for $2,000,000, compensatory damages of $10,000,000 and punitive damages of $40,000,000. On March 19, 2004
Brunswick purchased the Company's 50% interest for $2,000,000 and also purchased the Company's bowling pin business for approximately
$720,000. In connection with the purchase, the Company also agreed to dismiss its suit against Brunswick. The Company expects to recognize a gain on these transactions of approximately $2,200,000 during the first quarter 2004.

Vulcan Bowling Pin Company sells and services its bowling pins through its own sales force as well as manufacturers' representatives in the United States and through distributors in foreign countries under the name of Vultex II and Vultuf, as well as various private label names.

                                    PART I
                                  (Continued)

Item 1.  Business.  (Continued)

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

The Company has commitments for capital expenditures of approximately $80,000 at December 31, 2003.

The Company had 66 employees at December 31, 2003.

Financial Information About Foreign and Domestic Operations and Export
 Sales-

The Registrant's entire operations are within the United States. Export sales of all products are handled by ACI International, Inc., a domestic international sales corporation (DISC) which during 2003, had sales of $390,700; net income of $23,300; and assets of $1,097,400.

                                    PART I
                                  (Continued)


Item 2.  Properties.

The following schedule summarizes certain information regarding buildings owned or leased by the Registrant:

                           Type of       Square
     Location             Ownership      Footage

Clarksville, Tennessee      Owned        272,000   Administrative offices and
                                                   manufacturing of rubber
                                                   soling and other rubber
                                                   and foam products.

Cincinnati, Ohio            Owned         88,000   Corporate offices and
                                                   leasing of office space.

The age of the buildings ranges from approximately 39 to 78 years. The structures are of steel, brick and concrete construction and are generally in good condition. The plant is sprinklered. Excellent transportation facilities are available for the factory and it is located on a rail siding.


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

On September 2, 2003 the claims of the United States against the Company for past and future clean-up costs and expenses with respect to the Re-Solve, Inc. Superfund Site in North Dartmouth, Massachusetts were resolved by the docketing of a settlement agreement in the Federal District Court of Massachusetts approved by Senior Federal Judge Roger Keeton. The settlement provided that the Company pay to the U.S. Department of Justice the amount of $3,800,000 plus interest from November 1, 2002. The total settlement of $3,846,831 was paid on September 2, 2003. The approved settlement agreement resolves all matters involved in this case. The Company had accrued an estimated liability of $5,294,949, for the judgment, accrued interest for the past

                                    PART I
                                  (Continued)

Item 3.  Legal Proceedings.  (Continued)

costs and a discounted present value for estimated future costs in connection with the site. The Company recognized income related to the settlement of $1,448,118 during 2003.

The Company has an interest in a partnership, CCBA, which owns certain real estate. On August 13, 1999 a complaint for money damages, in excess of $25,000, based upon breach of fiduciary duty was filed by the other partner in the Court of Common Pleas in Hamilton County, Ohio.
Essentially, the plaintiff is seeking an adjustment of the capital account balances which would result in a higher distribution of cash flow to the plaintiff. The Court of Common Pleas in Hamilton County, Ohio, in 2003, granted summary judgment in the Company's favor. On
January 6, 2004, the plaintiff appealed this decision. The Company believes that the suit is without merit and has been defending itself vigorously against the issues raised.

CCBA appealed a real estate tax assessment from 1999 that had increased the annual real estate tax and was granted a revision. During 2001, the local school board appealed the revision. CCBA received a $96,000 refund of the additional tax paid in 1999. In 2003 the Ohio Board of Tax Appeals ruled in favor of CCBA. The school board has appealed that ruling to the Ohio Supreme Court. CCBA has recorded a liability of approximately $145,000 related to this issue based on the revised value asserted by the local school board.
If CCBA is successful, this liability will be recognized as income when the final valuation is determined.


Item 4.  Submission of Matters to a Vote of Security Holders.

There were no matters submitted to a vote of security holders through the solicitation of proxies or otherwise during the fourth quarter of the year ended December 31, 2003, that require disclosure under this item.



                               Part II

Item 5.  Market for Registrant's Common Equity and Related Stockholder
          Matters.

The common stock of Vulcan International Corporation is listed and traded on the American Stock Exchange. There were approximately 284 shareholders of record as of December 31, 2003. The high and low sales price and the dividends paid for each quarterly period within the two most recent years were as follows:

                                 PART II
                              (Continued)

                          2003                          2002
                  -----------------              -----------------
   QUARTER      HIGH      LOW     DIVIDEND     HIGH     LOW     DIVIDEND
   -------      ----      ---     --------     ----     ---     --------

    First       36.95     32.70     $.05       44.00    39.25      $.20
    Second      38.00     32.50     $.05       42.75    41.00      $.20
    Third       38.90     35.70     $.05       42.00    36.75      $.20
    Fourth      44.00     38.75     $.05       35.30    34.30      $.20


Item 6.  Selected Financial Data.

The information required by this item is set forth below:

                       2003        2002        2001        2000      1999(1)
                       ----        ----        ----        ----      -------
Net revenues -
 continuing
 operations        $12,573,744  11,304,808  10,660,422  11,246,242 10,919,627
Income (loss)from
 continuing
 operations before
 taxes               2,884,498   2,595,781   3,615,612   1,874,729 (2,718,674)
Income tax
 (benefit)             412,733     348,554     719,414     113,165 (1,317,658)
Net income (loss)
 from continuing
 operations          2,471,765   2,247,227   2,896,198   1,761,564 (1,401,016)
Income (loss) from
 disposed operations,
 net of tax                  -           -           -           -    (63,056)
Gain on sale of
 disposed operations,
 net of tax                  -           -           -           -    988,845
                    ----------  ----------  ----------  ---------- ----------
Net income (loss)    2,471,765  2,247,227   2,896,198    1,761,564   (475,227)
                    ==========  ==========  ==========  ========== ==========



                                 PART II
                              (Continued)


                       2003        2002        2001         2000      1999(1)
                       ----        ----        -----        ----      -------
Income (loss) per
 common share:
Continuing
 operations               2.46        2.07        2.59        1.59      (1.25)
Discontinued
 operations                  -           -           -           -      (0.06)
Gain on disposal
 of discontinued
 operations                  -           -           -           -       0.88
                          ----        ----        ----        ----       ----
Net income (loss)         2.46        2.07        2.59        1.59      (0.43)
                          ====        ====        ====        ====       ====
Property, plant
 and equipment (net) 1,757,735   2,102,781   2,117,476   2,369,216  2,618,649
Depreciation           403,906     395,258     381,079     447,401    488,591
Current assets      42,029,661  34,104,485  44,333,695  55,493,494 53,278,872
Ratio current
 assets to current
 liabilities         2.59 to 1   2.16 to 1   2.60 to 1   2.54 to 1  2.48 to 1

Total assets        85,539,936  69,615,705  89,097,487 111,143,958 89,536,796

Long-term debt               -           -           -           -          -
Accumulated other
 comprehensive
 income             44,627,575  34,013,394  46,599,325  60,846,586 47,852,421
Total share-
 holders' equity    57,114,516  44,160,910  59,220,189  72,959,140 58,137,015
Dividends per
 common share              .20         .80         .80         .80        .80
Book value per
 common share            56.85       44.04       53.75       64.03      52.54

(1) Results are reported as restated for the effect of an environmental liability. The effect was to reduce 1999 income from continuing operations before tax $4,715,458 and net income $2,980,947 net of tax of $1,734,511.



Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The information required by this item is incorporated by reference to the 2003 Annual Report to Shareholders.

                                PART II
                              (Continued)

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

The Company's market risk primarily is represented by the risk of changes in the value of marketable equity securities caused by fluctuations in equity prices. Marketable securities, at December 31, 2003, are recorded at a fair value of approximately $73,806,000, including net unrealized gains of $67,618,000. Marketable securities have exposure to price risk. The Company's available for sale marketable securities, at fair value, are invested as follows; 80% in two financial institutions, 19% in twelve communication and utility companies and 1% in other industries. The estimated potential loss in fair value resulting from a hypothetical 10% decrease in prices quoted by the stock exchange is $7,380,600.


Item 8.  Financial Statements and Supplementary Data.

The consolidated financial statements required by this item are included under Part IV, Item 14(a)1 of this Form 10-K.

Other information required by this item is set forth below:

                                          2003
                      First      Second       Third      Fourth
                     Quarter     Quarter     Quarter     Quarter     Total
                     -------     -------     -------     -------     -----
Total revenues     $2,776,090   3,107,557   3,519,528  3,170,569  12,573,744
Gross profit           47,240     174,619     188,407    114,061     524,327
Net income            603,098     445,254   1,395,642     27,771   2,471,765

Net income per
 share                   0.60        0.44        1.39       0.03        2.46

                                          2002
                      First      Second       Third      Fourth
                     Quarter     Quarter     Quarter     Quarter     Total
                     -------     -------     -------     -------     -----
Total revenues     $2,938,337   2,788,179   2,870,541  2,707,751  11,304,808
Gross profit
 (loss)               226,782     193,380     142,587   (116,509)    446,240
Net income            641,303     434,633     412,802    758,489   2,247,227

Net income per
 share                   0.58        0.40        0.38       0.71        2.07

                                PART II
                              (Continued)


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.


Item 9A. Control and Procedures

(a) Evaluation of Disclosure Controls and Procedures.
The Company's principal executive officer and its principal financial officer, after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)), have concluded that, as of December 31, 2003, the Company's disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities.

(b) Changes in Internal Controls.
There were no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's disclosure controls and procedures subsequent to the date of their evaluation, nor were there any significant deficiencies or material weaknesses in the Company's internal controls. As a result, no corrective actions were required or undertaken.


                                  PART III

Item 10.  Directors and Executive Officers of the Registrant.

Identification of Directors-

The information required by this item is incorporated herein by reference to the Registrant's Proxy Statement under the headings "Election of Directors", "Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance", dated April 12, 2004, in connection with its Annual Meeting to be held May 13, 2004.

Identification of Executive Officers-

     NAME                        AGE          POSITION AND TIME IN OFFICE

     Benjamin Gettler             78          President since November 1988;
                                              Chairman of The Board since
                                              June 1990; Director since 1960.

     Vernon E. Bachman            66          Vice President and Treasurer
                                              since November 1991; Secretary
                                              since 1973.

                                PART III
                               (Continued)


Item 10.  Directors and Executive Officers of the Registrant. (Continued)


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


Item 11.  Executive Compensation.

The information required by this Item is incorporated herein by reference to the Registrant's proxy statement dated April 12, 2004, in connection with its annual meeting to be held May 13, 2004 under the heading "Management Compensation."


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

Other information required by this item is incorporated herein by reference from the Registrant's proxy statement dated April 12, 2004, in connection with its annual meeting to be held May 13, 2004 under the heading "Stock Ownership of Principal Shareholders and Management."


Item 13.  Certain Relationships and Related Transactions.

The information required by this Item is incorporated herein by reference from the Registrant's Proxy Statement dated April 12, 2004, in connection with its Annual Meeting to be held May 13, 2004, under the heading "Related Party Transactions."

                                PART III
                               (Continued)


Item 14.  Principal Accountant Fees and Services

The information required by this Item is incorporated herein by reference from the portion of the definitive Proxy Statement to be filed with the Securities and Exchange Commission April 12, 2004 in connection with its annual meeting to be held May 13, 2004 under the heading "Principal Accountant Fees and Services."

                                 PART IV


Item 15.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)      1.    Financial Statements.

               The following Consolidated Financial Statements of Vulcan International Corporation and subsidiaries are included under this item (see attached shareholders report and proxy statement):
                                                                      Page

                   Independent Auditors' Report.                       21

                   Consolidated Balance Sheets at December 31,
                    2003, and 2002.                                   22-23

                   Consolidated Statements of Income for Each
                    of the Three Years in the Period Ended
                    December 31, 2003.                                 24

                   Consolidated Statements of Shareholders'
                    Equity for Each of the Three Years in the
                    Period Ended December 31, 2003.                   25-26

                   Consolidated Statements of Cash Flows for
                    Each of the Three Years in the Period
                    Ended December 31, 2003.                          27-28

                   Notes to the Consolidated Financial
                    Statements for the Three Years Ended
                    December 31, 2003.                                29-51

         2.    Financial Statement Schedule.

                   Independent Auditors' Report on Schedule.           60

                   Schedule II - Valuation and Qualifying Accounts.    61


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

                                    PART IV
                                  (Continued)

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K. (Continued)

         4.    Exhibits.                                              Page

                 3.    Registrant's Articles of Incorporation and
                        By-Laws are incorporated herein by reference.
                11.    Statement regarding computation of per share
                        earnings is incorporated herein by reference
                        to Registrant's 2003 Annual Report to
                        Shareholders                                    52-53
                13.    Registrant's 2003 Annual Report to Shareholders
                        is incorporated herein by reference.            15-51
                20.    Proxy Statement dated April 12, 2004, is
                        incorporated herein by reference.
                21.    Subsidiaries of the Registrant.                    56
                31.1   Certification of Benjamin Gettler pursuant to
                        Rule 13a-14(a)/15d-14(a) of the Sarbanes-
                        Oxley Act of 2002.                                57
                31.2   Certification of Vernon E. Bachman pursuant to
                        Rule 13a-14(a)/15d-14(a) of the Sarbanes-
                        Oxley Act of 2002.                                58
                32     Certification pursuant to 18 U.S.C. Section
                        1350, as adopted pursuant to Section 906 of
                        the Sarbanes-Oxley Act of 2002.                   59
               99.1    Independent Auditors' Report on Schedule           60
               99.2    Valuation and Qualifying accounts                  61

(b)      Reports on Form 8-K.

         There was one report on Form 8-K filed December 16, 2003 announcing an offer from Brunswick Bowling & Billiards Corporation to purchase the Company's 50% interest in their joint venture, Vulcan Brunswick Bowling Pin Company.

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


Date:  March 30, 2004


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


/s/ Benjamin Gettler                      /s/ Leonard Aconsky
--------------------------                ---------------------------
By: Benjamin Gettler                      By: Leonard Aconsky
    (Director)                                (Director)


/s/Warren Falberg
--------------------------
By: Warren Falberg
    (Director)

EXHIBIT 13
                         REGISTRANT'S 2003 ANNUAL
                          REPORT TO SHAREHOLDERS

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

                                                 Vernon E. Bachman
                                                Secretary/Treasurer

To Our Shareholders:

     The Year 2003 was very eventful for the Company.

     During the year, we resolved a major problem which had been clouding the future of the Company. That problem involved a claim by the U.S. Environmental Protection Agency with respect to the Re-Solve, Inc. Superfund site in North Dartmouth, Massachusetts which resulted in a judgment against the Company rendered on September 22, 1999 in the amount of $3,465,038, which the Company was endeavoring to vacate. It also involved additional clean-up costs which might be incurred at the site for an indeterminate number of years in the future, together with government costs plus interest from September 22, 1999. The judgment and claims were finally settled by payment to the United States on September 2, 2003 of $3,846,831. The
Company had accrued a substantial reserve in past years based on the foregoing. As a result of the settlement and reversal of the reserve, a credit of $1,433,152 has been included in 2003 income.

     The second major event occurred on December 15, 2003 when Brunswick formally advised the Company of its decision to terminate the 50-50 Partnership Agreement which had existed between them since June, 1990 to manufacture bowling pins at Antigo, Wisconsin. The Partnership Agreement contained a provision that a party desiring to terminate the partnership would set a value on a partnership interest and the other party would then have the right to buy or sell at that value. Brunswick set the value at $2,000,000 which gave our Company the right to buy or sell at that price. The sale of bowling pins by the Company had declined substantially in the past ten years from approximately 50,000 sets per year to less than 20,000 sets per year. That decline, together with other factors, led the Company to accept the sell side of the buy-sell arrangement. On March 19,2004, the Company sold its interest in the manufacturing partnership to Brunswick for $2,000,000. It also sold its bowling pin sales business to Brunswick for approximately $720,000. Accordingly, for the first time in over 70 years, the Company is no longer in the bowling pin business.

     Thirdly, we are finally seeing a substantial improvement in the sales of the Rubber Division. In 2003, sales of that Division increased 21% from $6,522,678 in 2002 to $7,895,291. The loss in the Division was reduced by 37%. Sales must continue to increase to make that Division profitable. Due to our successful efforts in developing new foam products and our continuing increase in the sales of custom-mix, we believe that volume will increase in 2004.


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


                             RUBBER AND FOAM PRODUCTS

Vulcan manufactures rubber and foam products in a 272,000 sq. ft. building located in Clarksville, Tennessee. Over 50% of sales of products manufactured in Clarksville in 2003 were for use by shoe manufacturers in the United States. The majority of such sales were non-cured custom-mixed materials for use in military footwear. Non-footwear products manufactured in Clarksville were primarily for use by various prime manufacturers, including sports flooring, novelty items, recreational land and water vehicles and foam and custom-mix rubber for various non-footwear manufacturers.


                                 BOWLING PINS

Vulcan Bowing Pin Company purchases pins from Vulcan-Brunwick Bowling Pin Company that are manufactured in Antigo, Wisconsin. The pins are manufactured from hard maple and coated with Surlyn. Vulcan sells pins in the United States and worldwide under the name of Vultex II and Vultuf, as well as various private label names.


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

                    MANAGEMENT ANALYSIS OF RECENT YEARS

2003 COMPARED TO 2002
---------------------
Sales of the Rubber Division increased from $6,522,678 in 2002 to $7,895,291 in 2003. During 2003, the Company's product mix continued to change with a greater emphasis on uncured custom mix. The sales of that product increased from 58% of total net sales in 2002 to 72% of total net sales in 2003. Sales of foam did not increase due to the loss of one major customer; however, those sales were replaced by sales to smaller customers as the Company continued to develop new foam products. The result of the foregoing is that there was a decrease in the operating loss of the Rubber Division from $657,039 in 2002 to $412,284 in 2003.

Sales of the Bowling Pin Division decreased from $1,995,694 in 2002 to $1,919,253 in 2003. The division had an operating loss of $78,449 in 2003 compared to a profit of $347,330 in 2002. As a result of accepting the sale side of a buy-sell offer from Brunswick, all of the operating income from manufacturing operations of the 50-50 partnership in the Vulcan-Brunswick Bowling Pin Company from January 1, 2003 until the closing date of March 19, 2004 belong to Brunswick. The sale of the partnership interest and of the Sales Division of the Company means that Vulcan will no longer be in the bowling pin business.

Operating profit (before taxes) in the real estate operations decreased from $324,794 in 2002 to $262,511 in 2003. The decrease in operating profits was due to a reduction in the timber harvesting and the weak real estate market.

Net gains on the disposal of assets were $623,419 in 2003 compared to $849,092 in 2002. In both years gains were mainly from the sale of marketable securities. Dividends and interest (before taxes) were $2,320,038 in 2003 compared to $2,298,876 in 2002.


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

        FINANCIAL POSITION, LIQUIDITY AND CAPITAL COMMITMENTS

The Company's cash requirements in 2003 were funded by its cash flow and short term borrowing. The working capital increased $7,464,530 during the current year. The increase in working capital was mainly a result of the increased value of marketable securities. Capital expenditures were $65,186 compared to total depreciation and amortization of $403,906.

                                COMMON STOCK PRICES
                          2003                          2002
                --------------------------------------------------------
   QUARTER      HIGH      LOW     DIVIDEND     HIGH     LOW     DIVIDEND
   -------      ----      ---     --------     ----     ---     --------

    First       36.95     32.70      .05       44.00    39.25      .20
    Second      38.00     32.50      .05       42.75    41.00      .20
    Third       38.90     35.70      .05       42.00    36.75      .20
    Fourth      44.00     38.75      .05       35.30    34.30      .20


The common stock of Vulcan International Corporation is listed on the American Stock Exchange. The high and low sale prices and the dividends paid for each quarterly period within the most recent two years are as shown.


                                  FORM 10-K

A copy of the 2003 Vulcan International Corporation 10-K report filed with the Securities and Exchange Commission will be furnished without charge upon written request by a shareholder or beneficial owner as of the record date, March 5, 2004, of securities entitled to vote at the annual meeting of shareholders. Requests should be addressed to:

                           Vernon E. Bachman
                             Vice President
                          Secretary/Treasurer
                    Vulcan International Corporation
                           30 Garfield Place
                         Cincinnati, OH  45202

To the Board of Directors
Vulcan International Corporation
Wilmington, Delaware

We have audited the accompanying consolidated balance sheets of Vulcan International Corporation (a Delaware Corporation) and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Vulcan International Corporation and subsidiaries at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with U.S. generally accepted accounting principles.





                                       /s/ J.D. CLOUD & CO. L.L.P.
                                       -------------------------------
                                       Certified Public Accountants


Cincinnati, Ohio
February 27, 2004

              VULCAN INTERNATIONAL CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                       At December 31, 2003 and 2002

     -ASSETS-                                      2003        2002
CURRENT ASSETS:
   Cash                                        $ 1,503,349    1,682,049
   Marketable securities                        37,734,263   30,237,923
   Accounts receivable (less-allowance
     for doubtful accounts-$124,172
     in 2003; $127,435 in 2002)                  1,499,387    1,437,170
   Inventories                                     650,910      702,518
   Prepaid expense                                  51,373       44,825
   Refundable federal income tax                   590,379            -
                                                ----------   ----------
     TOTAL CURRENT ASSETS                       42,029,661   34,104,485
                                                ----------   ----------
 PROPERTY, PLANT AND EQUIPMENT:
   Land                                             84,272       84,272
   Timberlands and timber cutting rights           700,393      700,393
   Buildings and improvements                    4,233,376    4,233,376
   Machinery and equipment                       6,677,366    6,661,937
                                                ----------   ----------
     Total                                      11,695,407   11,679,978
   Less-Accumulated depreciation
    and depletion                                9,937,672    9,577,197
                                                ----------   ----------
     PROPERTY, PLANT AND EQUIPMENT-NET           1,757,735    2,102,781
                                                ----------   ----------
MODELS AND PATTERNS-at nominal value                     1            1
                                                ----------   ----------
INVESTMENT IN JOINT VENTURE                         37,894       20,805
                                                ----------   ----------
DEFERRED CHARGES AND OTHER ASSETS:
   Marketable securities                        36,071,995   27,615,871
   Note receivable                                       -       90,744
   Other                                         5,642,650    5,681,018
                                                ----------   ----------
     TOTAL DEFERRED CHARGES AND
       OTHER ASSETS                             41,714,645   33,387,633
                                               -----------   ----------
          TOTAL ASSETS                         $85,539,936   69,615,705
                                                ==========   ==========






     -LIABILITIES AND SHAREHOLDERS' EQUITY-          2003         2002

CURRENT LIABILITIES:
   Notes payable - bank                        $ 3,892,000     1,861,711
   Accounts payable-
     Trade                                         285,189       711,971
     Other                                          31,583        30,739
   Accrued salaries, wages and commissions         218,528       197,473
   Accrued other expenses                          846,086     5,826,407
   Deferred income tax                          10,948,957     7,133,396
                                                ----------    ----------
     TOTAL CURRENT LIABILITIES                  16,222,343    15,761,697
                                                ----------    ----------
OTHER LIABILITIES:
   Deferred income tax                          12,162,461     9,641,263
   Other                                            29,817        34,531
                                                ----------    ----------
     TOTAL OTHER LIABILITIES                    12,192,278     9,675,794
                                                ----------    ----------

COMMITMENTS AND CONTINGENCIES (Notes 8)                  -             -

MINORITY INTEREST IN PARTNERSHIP                    10,799        17,304
                                                ----------    ----------
SHAREHOLDERS' EQUITY:
   Common stock-no par value;
     Authorized 2,000,000 shares; issued
     1,999,512 shares                              249,939       249,939
   Additional paid-in capital                    8,253,925     8,205,825
   Retained earnings                            30,222,940    27,952,115
   Accumulated other comprehensive income       44,627,575    34,013,394
                                                ----------    ----------
                                                83,354,379    70,421,273
     Less-Common stock in treasury-at cost,
        994,805 shares in 2003;
        996,805 shares in 2002                  26,239,863    26,260,363
                                                ----------    ----------
     TOTAL SHAREHOLDERS' EQUITY                 57,114,516    44,160,910
                                                ----------    ----------
          TOTAL LIABILITIES AND
             SHAREHOLDERS' EQUITY              $85,539,936    69,615,705
                                               ===========    ==========

The accompanying notes to consolidated financial statements are an integral part of these statements.

                 VULCAN INTERNATIONAL CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF INCOME
                        Three years ended December 31, 2003

                                          2003          2002          2001
REVENUES:
   Net sales                         $10,253,706     9,005,932     8,372,813
   Dividends and interest              2,320,038     2,298,876     2,287,609
                                      ----------    ----------    ----------
     TOTAL REVENUES                   12,573,744    11,304,808    10,660,422
                                      ----------    ----------    ----------
COST AND EXPENSES:
   Cost of sales                       9,729,379     8,559,692     7,956,079
   General and administrative          2,387,180     1,481,493     1,053,077
   Environmental remediation costs    (1,433,152)      141,888       297,374
   Interest expense                       61,225       157,846       255,298
                                      ----------    ----------    ----------
     TOTAL COST AND EXPENSES          10,744,632    10,340,919     9,561,828
                                      ----------    ----------    ----------
EQUITY IN JOINT VENTURE INCOME
   AND MINORITY INTEREST, NET             16,290       349,743        94,295
                                      ----------    ----------    ----------
     INCOME BEFORE GAIN ON
       DISPOSAL OF ASSETS              1,845,402     1,313,632     1,192,889

NET GAIN ON SALE OF PROPERTY,
   EQUIPMENT AND INVESTMENTS           1,039,096     1,282,149     2,422,723
                                      ----------    ----------    ----------
     INCOME BEFORE INCOME TAXES        2,884,498     2,595,781     3,615,612

INCOME TAX PROVISION                     412,733       348,554       719,414
                                      ----------    ----------    ----------
     NET INCOME                        2,471,765     2,247,227     2,896,198
                                      ==========    ==========    ==========
Net Income Per Common Share
   Outstanding                       $      2.46          2.07          2.59
                                      ==========    ==========    ==========

The accompanying notes to consolidated financial statements are an integral part of these statements.

                 VULCAN INTERNATIONAL CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                        Three years ended December 31, 2003

                                                                  Accumulated
                                         Additional                 Other
                                 Common    Paid-In    Retained  Comprehensive
                                 Stock     Capital    Earnings      Income
                                 ------  ----------   --------  -------------
Balance at January 1, 2001    $249,939   7,745,102   24,565,375   60,846,586

  Net income for the year                             2,896,198
  Net unrealized gain on
   available-for-sale
   securities (net of
   taxes of $6,832,881)                                          (13,261,183)
  Sale of treasury shares                  445,963

  Dividends declared-
   $.80 per share                                      (898,976)
  Reclassification
   adjustment for gains
   included in net income
   (net of tax of $507,980)                                         (986,078)
  Purchase of treasury shares
                               -------   ---------   ----------   ----------
Balance at December 31, 2001   249,939   8,191,065   26,562,597   46,599,325

  Net income for the year                             2,247,227
  Net unrealized gain on
   available-for-sale
   securities (net of tax
   benefit of $6,832,881)                                        (12,288,874)
  Sale of treasury shares                   14,760

  Dividends declared-
   $.80 per share                                      (857,709)
  Reclassification
   adjustment for gains
   included in net income
   (net of tax of $153,029)                                         (297,057)
  Purchase of treasury shares
                               -------   ---------   ----------   ----------
Balance at December 31, 2002   249,939   8,205,825   27,952,115   34,013,394




  Net income for the year                             2,471,765
  Net unrealized gain on
   available-for-sale
   securities (net of tax
   benefit of $5,614,815)                                        10,899,346
  Sale of treasury shares                   48,100

  Dividends declared-
   $.20 per share                                      (200,940)
  Reclassification adjustment
   for gains included in net
   income (net of tax of
   $146,903)                                                       (285,165)
                               -------   ---------   ----------   ----------
Balance at December 31, 2003  $249,939   8,253,925   30,222,940   44,627,575
                               =======   =========   ==========   ==========



                                               Common
                                            Treasury Shares         Total
                            Comprehensive  -------------------  Shareholders'
                             Income (Loss)   Shares     Amount     Equity
                            -------------- --------------------  ------------
Balance at January 1, 2001                  859,988   20,447,862  72,959,140
  Net income for the year      2,896,198                           2,896,198
  Net unrealized gain on
   available-for-sale
   securities (net of
   taxes of $6,832,881)      (13,261,183)                        (13,261,183)
  Sale of treasury shares                   (16,500)    (169,006)    614,969

  Dividends declared-
   $.80 per share                                                   (898,976)
  Reclassification
   adjustment for gains
   included in net income
   (net of tax of $507,980)     (986,078)                           (986,078)
  Purchase of treasury
   shares                                    54,305    2,103,881  (2,103,881)
                              ----------    -------   ----------  ----------
Balance at December 31, 2001 (11,351,063)   897,793   22,382,737  59,220,189
                              ==========

  Net income for the year      2,247,227                           2,247,227
  Net unrealized gain on
   available-for-sale
   securities (net of tax
   benefit of $6,832,881)    (12,288,874)                        (12,288,874)
  Sale of treasury shares                      (500)      (5,125)     19,885

  Dividends declared-
   $.80 per share                                                   (857,709)
  Reclassification
   adjustment for gains
   included in net income
   (net of tax of $153,029)     (297,057)                           (297,057)
  Purchase of treasury shares                99,512    3,882,751  (3,882,751)
                              ----------    -------   ----------   ----------
Balance at December 31, 2002 (10,338,704)   996,805   26,260,363  44,160,910
                              ==========



  Net income for the year      2,471,765                           2,471,765
  Net unrealized gain on
   available-for-sale
   securities (net of tax
   benefit of $5,614,815)     10,899,346                          10,899,346
  Sale of treasury shares                    (2,000)     (20,500)     68,600

  Dividends declared-
   $.20 per share                                                   (200,940)
  Reclassification
   adjustment for gains
   included in net income
  (net of tax of $146,903)      (285,165)                           (285,165)
                              ----------    -------   ----------   ----------
Balance at December 31, 2003  13,085,946    994,805   26,239,863   57,114,516
                              ==========    =======   ==========   ==========

The accompanying notes to consolidated financial statements are an integral part of these statements.

                 VULCAN INTERNATIONAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                       Three years ended December 31, 2003

                                            2003         2002        2001
CASH FLOWS FROM OPERATING ACTIVITIES:
 Cash received from customers          $ 10,140,801    8,947,139   8,450,305
 Cash paid to suppliers and employees   (11,460,317) (10,352,525) (8,621,019)
 Cash paid in settlement of EPA
  liability                              (3,846,831)           -           -
 Dividends and interest received          2,320,038    2,298,876   2,287,609
 Interest paid                             (112,272)     (15,298)    (55,184)
 Income taxes paid                         (189,408)    (264,161)   (486,083)
                                         ----------   ---------- -----------
      NET CASH FLOWS FROM
       OPERATING ACTIVITIES              (3,147,989)     614,031   1,575,628
                                         ----------   ---------- -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Proceeds from sale of property and
  equipment                                 420,677      538,383     513,245
 Proceeds from sale of marketable
  securities                                698,618      767,548   1,896,981
 Purchase of marketable securities          (36,368)           -        (152)
 Purchase of property, plant and
  equipment                                 (65,186)    (404,602)   (139,259)
 Cash distribution from joint venture             -      400,000     100,000
 Collection on notes receivable             122,199      131,820     114,279
                                         ----------   ----------  ----------
      NET CASH FLOWS FROM
       INVESTING ACTIVITIES               1,139,940    1,433,149   2,485,094
                                         ----------   ----------  ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Borrowings under credit agreements       3,846,831    1,861,711     565,000
 Principal payments under credit
  agreements                             (1,816,542)           -  (2,265,000)
 Proceeds from sale of treasury shares            -       19,885   2,127,220
 Purchase of common shares                        -   (3,882,751) (2,103,882)
 Cash dividends paid                       (200,940)    (857,709)   (898,976)
                                         ----------   ----------  ----------
      NET CASH FLOWS FROM
       FINANCING ACTIVITIES               1,829,349   (2,858,864) (2,575,638)
                                         ----------   ----------  ----------
      NET CHANGE IN CASH AND
       CASH EQUIVALENTS                    (178,700)    (811,684)  1,485,084

CASH AND CASH EQUIVALENTS AT
 BEGINNING OF YEAR                        1,682,049    2,493,733   1,008,649
                                         ----------   ----------  ----------
CASH AND CASH EQUIVALENTS AT
 END OF YEAR                            $ 1,503,349    1,682,049   2,493,733
                                         ==========   ==========  ==========



                                              2003        2002      2001
 RECONCILIATION OF NET INCOME TO
  NET CASH FLOWS FROM OPERATING
  ACTIVITIES:
  Net income                             $  2,471,765   2,247,227  2,896,198
  Adjustments:
    Depreciation and amortization             403,906     398,576    383,260
    Deferred income tax                       868,847     (14,082)   208,860
    Equity in joint venture income and
     minority interest                        (16,290)   (349,743)   (94,296)
    Gain on sale of property, equipment
     and investments                       (1,039,096) (1,282,149)(2,422,723)
    Stock compensation programs                81,000      68,600     37,750
    (Increase) decrease in accounts
      receivable                             (100,977)    (10,793)   101,494
    (Increase) decrease in inventories         51,608    (346,228)   584,800
    (Increase) in refundable federal
     income tax                              (590,379)          -          -
    (Increase) decrease in prepaid
     pension asset                             38,368    (368,137)  (602,961)
    Increase (decrease in accrued
     EPA liability                         (5,294,949)    137,577    229,127
    Increase (decrease) in accounts
     payable, accrued expenses and
     other assets, net                        (21,792)    133,183    254,119
                                           ----------  ----------  ---------
       NET CASH FLOWS FROM
        OPERATING ACTIVITIES              $(3,147,989)    614,031  1,575,628
                                           ==========  ==========  =========


The accompanying notes to consolidated financial statements are an integral part of these statements.

                 VULCAN INTERNATIONAL CORPORATION AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       Three years ended December 31, 2003


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

MINORITY INTEREST-

Cincinnati Club Building Associates ("CCBA") was formed in 1993 for the purchase of certain commercial property in Cincinnati, Ohio. The Company's corporate offices are located in a portion of the property with the remainder available for leasing. The Company's consolidated financial statements include 100% of the assets, liabilities and income, or loss, of CCBA. The minority owner's 2.5% interest in CCBA is reflected as a minority interest in partnership and a minority interest in (income) of partnership in the respective consolidated balance sheets and consolidated statements of income.

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

                 VULCAN INTERNATIONAL CORPORATION AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       Three years ended December 31, 2003
                                  (Continued)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (Continued)

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

                 VULCAN INTERNATIONAL CORPORATION AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       Three years ended December 31, 2003
                                  (Continued)

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

DERIVIATIVE INSTRUMENTS-
The Company has sold short-term option contracts on certain non-dividend paying securities owned by the Company in order to reduce the amount of investment in these securities. Option contracts are reported at their fair value as determined by quoted market prices. Gains and losses on the contracts are recorded in net gain on sale of property, equipment and investments in the statements of income.

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

                 VULCAN INTERNATIONAL CORPORATION AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       Three years ended December 31, 2003
                                  (Continued)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

NON-QUALIFIED STOCK OPTIONS-
Stock options are accounted for under Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees" and its related interpretations. Options are granted at a price equal to market value of a common share on the day of grant, resulting in no compensation expense when the option is issued. If options are modified after issuance, the Company will recognize compensation expense under the intrinsic value method of APB No. 25. Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation" prescribes the recognition of compensation expense based on the fair value of options determined on the grant date. The pro forma disclosures required by SFAS No. 123 are presented in Note 8.

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

INTANGIBLE ASSETS-
The Company adopted SFAS No. 142, Goodwill and Other Intangible Assets effective January 1, 2002. Accordingly, the Company discontinued the amortization of goodwill and evaluates goodwill for potential impairment annually.

RECENT ACCOUNTING PRONOUNCEMENTS-
The Financial Accounting Standards Board has issued Statement No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, effective after June 30, 2003; Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, effective after May 31, 2003; revised Statement No. 132, Employer's Disclosures about Pensions and Other Postretirement Benefits - an amendment of FASB Statement No's. 87, 88 and 106, effective after December 15, 2003 - requires additional disclosures of defined benefit pension plans; and FASB Interpretation No. 46, Consolidation of Variable Purpose Equities, generally effective for periods ended after December 15, 2003. These standards did not have a significant impact on the Company's financial condition or results of operations.

                 VULCAN INTERNATIONAL CORPORATION AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       Three years ended December 31, 2003
                                  (Continued)


NOTE  2 - MARKETABLE SECURITIES

The Company's investments in marketable securities have been classified as available-for-sale securities and reported at their fair value as determined by quoted market prices as follows:
                                       Gross         Gross
                                     Unrealized    Unrealized      Fair
                        Cost           Gains         Losses        Value
                       ------         -------     ------------    -------
   2003
   ----
   Current           $3,565,437      34,183,094      14,268     37,734,263
   Long-term          2,623,283      33,448,712           -     36,071,995
                      ---------      ----------      ------     ----------
                     $6,188,720      67,631,806      14,268     73,806,258
                      =========      ==========      ======     ==========
   2002
   ----
   Current           $3,695,066      26,549,151       6,294     30,237,923
   Long-term          2,623,283      24,992,588           -     27,615,871
                      ---------      ----------      ------     ----------
                     $6,318,349      51,541,739       6,294     57,853,794
                      =========      ==========      ======     ==========

The unrealized holding gains are included, net of deferred income tax of $22,989,963 and $17,522,051 at December 31, 2003 and 2002, respectively, as a component of shareholders' equity.

2003              2002
----              ----
    Realized gains from available-
     for-sale securities                  $432,068           442,252
    Gross proceeds from sale of
     available-for-sale securities         561,697           543,834
    Net realized and unrealized
     gains from call option contracts      192,667           317,719
    Gross proceeds from realized and
     unrealized gains from call
     option contracts                      136,922           223,714

The Company's available-for-sale marketable securities, at fair market value, are invested as follows: 80% in two financial institutions, 19% in twelve communication and utility companies and 1% in other industries. The Company is subject to the risk that the value of these securities may decline from the recorded fair market values.

                 VULCAN INTERNATIONAL CORPORATION AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       Three years ended December 31, 2003
                                  (Continued)


NOTE  2 - MARKETABLE SECURITIES (Continued)

As of February 27, 2004, the fair value of marketable securities was approximately $74,983,000 and the net unrealized holding gain was approximately $45,428,000 net of deferred taxes of approximately
$23,402,000. Realized gains on marketable securities through February 27, 2004, were $155,970 and gross proceeds on the sale of those securities were $191,988.


NOTE 3 - INVENTORIES

Inventories at December 31, 2003 and 2002, were classified as follows:
                                         2003          2002

          Finished goods               $449,619       506,240
          Work in process                26,478        33,983
          Raw materials                 174,813       162,295
                                        -------       -------
             Total                     $650,910       702,518
                                        =======       =======

As indicated in Note 1, substantially all inventories are stated at cost determined under the last-in, first-out (LIFO) method. If valued at current replacement cost, inventories would have been approximately $846,000 and $853,000 greater than reported at December 31, 2003 and 2002, respectively.

In the years ended December 31, 2003 and 2001, inventory quantities were reduced. These reductions resulted in liquidations of LIFO inventory quantities carried at lower costs prevailing in prior years as compared with the cost of current purchases. The inventory reductions increased 2003 and 2001 net income by approximately $11,700 and $212,000, respectively, or $.01 and $.19 per weighted-average common share outstanding, respectively.

                 VULCAN INTERNATIONAL CORPORATION AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       Three years ended December 31, 2003
                                  (Continued)


NOTE 4 - JOINT VENTURE

The Company, through a wholly-owned subsidiary, owns a 50% interest in a Joint Venture, Vulcan-Brunswick Bowling Pin Company ("VBBPC") which manufactures bowling pins in Antigo, Wisconsin, for Brunswick and the Company.

Summarized financial information for VBBPC consists of the following:
                                                      2003        2002
          Assets:
            Current assets                         $2,225,792   1,604,911
            Property, plant and equipment           1,919,751   2,541,111
            Other                                     170,086   2,800,851
                                                    ---------   ---------
               Total                               $4,315,629   6,946,873
                                                    =========   =========
          Liabilities and Partners' Capital:
            Current liabilities                    $  315,629     225,174
            Partners' capital                       4,000,000   6,721,699
                                                    ---------   ---------
               Total                               $4,315,629   6,946,873
                                                    =========   =========

                                            2003         2002        2001
        Statements of Operations:
          Net sales                    $ 5,696,436    6,073,150   4,177,916
          Costs and expenses             5,190,334    5,535,350   4,061,802
          Asset impairment               3,239,556            -           -
          Other income-net                  11,755        5,986      17,402
                                        ----------   ----------   ---------
             Net income                $(2,721,699)     543,786     133,516
                                        ==========   ==========   =========
          Company's equity in net
           income (loss) of VBBPC      $         -      271,893      66,758
          Adjustments                       17,090       79,902      31,724
                                        ----------   ----------   ---------
             Company's equity in net
              income                   $    17,090      351,795      98,482
                                        ==========   ==========   =========

                 VULCAN INTERNATIONAL CORPORATION AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       Three years ended December 31, 2003
                                  (Continued)


NOTE 4 - JOINT VENTURE (Continued)

The Company, under the equity method of accounting, increases its investment in VBBPC for its share of VBBPC's income and decreases its investment for any distributions received. Distributions in excess of the Company's recorded investment are included in current income.

The Company's 50% interest in the net assets of VBBPC amounted to $2,000,000 at December 31, 2003. There were no undistributed earnings from the Joint Venture included in the Company's retained earnings at December 31, 2003. Pursuant to a purchase agreement between the Company and its partner, the Company does not have a right to any income from January 1, 2003. The
Company is also jointly and severally liable under VBBPC's  revolving loan
agreement.   There were no borrowings under the loan agreement at December 31,
2003 and 2002. The Company adjusts its investment in VBBPC through its equity in VBBPC's net income which is further adjusted to reflect inventories on the last-in, first-out method of accounting.

Transactions between VBBPC and the Company consist of the following at
December 31:
                                             2003        2002         2001
          Purchases from VBBPC            $1,580,224   1,783,000     905,000
          Administrative fees received
            from VBBPC                        30,000      30,000     110,000
          Net amount due to (from) VBBPC     (55,883)    184,000     517,000
          Cash distributions from VBBPC            -     400,000     100,000


NOTE 5 - SUBSEQUENT EVENT

In December 2003, the Company received an offer from Brunswick Bowling & Billiards Corporation ("Brunswick") to acquire the Company's 50% interest in the joint venture. The Company, in accordance with a buy-sell provision in its partnership agreement with Brunswick, agreed to sell its interest for $2,000,000. Subsequently, Brunswick refused to purchase the Company's interest in the partnership unless the Company agreed to indemnify Brunswick for any claims which might be made against Brunswick in the future and to provide Brunswick with unspecified representations and warranties. The Company filed suit against Brunswick seeking to enforce the buy-sell agreement for $2,000,000, compensatory damages of $10,000,000 and punitive damages of $40,000,000. On March 19, 2004 Brunswick purchased the
Company's 50% interest for $2,000,000 and also purchased the Company's bowling pin business for approximately $720,000. In connection with the purchase, the Company also agreed to dismiss its suit against Brunswick.
The Company expects to recognize a gain on these transactions of approximately $2,200,000 during the first quarter 2004.

                 VULCAN INTERNATIONAL CORPORATION AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       Three years ended December 31, 2003
                                  (Continued)


NOTE 6 - NOTES PAYABLE

The Company maintains a revolving credit agreement with its bank that provides for borrowings of up to $6,000,000 through October 31, 2004. Interest is payable monthly at the lesser of the federal funds rate plus 1.75% or a rate based on the Euro-Rate as determined by the bank in accordance with its usual procedures. Borrowings under the agreement were $3,892,000 at December 31, 2003 and $1,861,711 at December 31, 2002
and were secured by certain marketable equity securities.

The weighted average interest rate was 2.49% and 3.14% for the respective years ended December 31, 2003 and 2002. The interest rate at December 31, 2003 was 2.39%. Marketable securities pledged as collateral under the agreement had a market value of approximately $27,253,000 at December 31, 2003.

The Company also maintains a revolving credit agreement, expiring October 31, 2004, with its bank that provides for additional short-term borrowings of up to $5,000,000 at the prime rate secured by certain real and personal property of the Company.


NOTE 7 - LEASES

The Company leases office space to various tenants under operating leases expiring from 2003 to 2008.  The Company's basis in the property held for lease at December 31, 2003 and 2002 is as follows:
                                                 2003          2002
          Land                                $ 37,803        37,803
          Building and tenant improvements     770,249       770,249
                                               -------       -------
                                               808,052       808,052
          Less accumulated depreciation
           and amortization                    476,413       412,517
                                               -------       -------
                                              $331,639       395,535
                                               =======       =======

                 VULCAN INTERNATIONAL CORPORATION AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       Three years ended December 31, 2003
                                  (Continued)


NOTE 7 - LEASES (Continued)

Minimum future rental income under noncancelable leases as of December 31,
2003, is as follows:
          Year ending December 31,
                   2004                      $  356,854
                   2005                         320,347
                   2006                         329,171
                   2007                         287,889
                   2008                         204,057
                Thereafter                        7,265
                                              ---------
                   Total                     $1,505,583
                                              =========


NOTE 8 - EMPLOYEE BENEFIT PLANS

The Company maintains a noncontributory defined benefit pension plan for certain eligible salaried and hourly employees. The measurement date for obligations and assets is December 31. The funded status and net pension credit recognized in the accompanying consolidated financial statements consisted of:




                 VULCAN INTERNATIONAL CORPORATION AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       Three years ended December 31, 2003
                                  (Continued)


NOTE 8 - EMPLOYEE BENEFITS PLANS (Continued)

                                                      2003          2002
   Change in projected benefit obligations:
    Benefit obligation - January 1,              $ 8,228,758     8,420,138
    Service cost                                      40,569        37,417
    Interest cost                                    514,496       520,407
    Actuarial (gain) loss                            221,669       (78,553)
    Benefits paid                                   (669,340)     (670,651)
                                                  ----------    ----------
       Projected benefit obligation -
        December 31,                               8,336,152     8,228,758
                                                  ----------    ----------
   Change in plan assets:
    Fair value of plan assets - January 1,        10,132,032    12,268,171
    Actual return on plan assets                   1,768,566    (1,465,489)
    Benefits paid                                   (669,340)     (670,651)
                                                  ----------    ----------
       Fair value of plan assets -
        December 31,                              11,231,258    10,132,031
                                                  ----------    ----------
       Funded status                               2,895,106     1,903,273

    Unrecognized prior service cost                        -        20,597
    Unrecognized net gain from actual
     experience different from that assumed        2,717,023     3,726,627
                                                  ----------    ----------
        Prepaid pension expense - December 31,   $ 5,612,129     5,650,497
                                                  ==========    ==========

    Accumulated benefit obligation               $ 8,007,090     7,948,188
                                                  ==========    ==========

                                           2003         2002         2001
   Components of net periodic
     benefit costs:
    Service cost                     $    40,569       37,417       39,933
    Interest cost                        514,496      519,854      530,243
    Expected return on plan
     assets:                            (782,071)    (953,947)  (1,087,905)
    Recognized net actuarial
     (gain) loss                         244,777        7,942            -
    Amortization of prior
     service cost                         20,597       20,597       45,767
    Amortization of net
     transition asset                          -            -     (130,998)
                                       ---------    ---------     ---------
        Periodic pension benefit     $    38,368     (368,137)    (602,960)
                                       =========    =========    =========

                 VULCAN INTERNATIONAL CORPORATION AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       Three years ended December 31, 2003
                                  (Continued)


NOTE 8 - EMPLOYEE BENEFIT PLANS (Continued)

Weighted average assumptions used to determine benefit obligations as of
December 31 were as follows:
                                                        2003          2002
   Discount rate                                        6.25%         6.50%
   Compensation increase rate                           5.00%         5.00%

Weighted average assumptions used to determine the net periodic benefit cost for the years ended December 31 were as follows:
                                                        2003          2002
   Assumed discount rate                                6.25%         6.50%
   Expected long-term rate of return on
     plan assets                                        8.00%         8.00%
   Rate of increase in future compensation levels       5.00%         5.00%
   Average remaining service period                    11 years      11 years

The basis of the long-term rate of return assumption reflects the Plan's current asset mix of approximately 30% debt securities and 70% equity securities with assumed average annual returns of approximately 4% to 5% for debt securities and 9% to 10% for equity securities. It is assumed the Plan's investment portfolio will be adjusted periodically to maintain the current ratios of debt securities and equity securities. Additional consideration is given to the Plan's historical returns as well as future long range projections of investment returns for each asset category.

The Plan's weighted average asset allocation at December 31, 2003 and 2002 by asset category are as follows:
                                                        2003          2002
   Asset Category:
     Equity securities                                   69%           65%
     Debt securities                                     30%           35%
     Other                                                1%            0%
                                                        ---           ---
       Total                                            100%          100%
                                                        ===           ===

                 VULCAN INTERNATIONAL CORPORATION AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       Three years ended December 31, 2003
                                  (Continued)


NOTE 8 - EMPLOYEE BENEFIT PLANS (Continued)

The Company utilizes PNC Advisors Institutional Trust for investment management and as trustee. The Company has set a target allocation for the investment manager of 70% equities and 30% fixed securities. There is an acceptable variation of 5% from this target provided that such variation occurs because of market changes. Further, Vulcan has advised the manager that, despite such market changes, such variations should be adjusted to the basic targets within a reasonable time-frame. Equity investments are required to be in a diversified portfolio of Large Cap, Mid Cap, Small Cap and international equities.

Fixed income investments must be "investment grade." At December 31, 2003, 69.5% of investments were in equities and 29.7% were in fixed securities with the balance in cash.

The Company does not expect to make a contribution to the defined benefit pension plan during the year ending December 31, 2004.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:
             Fiscal Years Ending           Expected Benefit Payments
                   2004                      $  701,390
                   2005                         689,107
                   2006                         692,254
                   2007                         706,232
                   2008                         715,154
                2009-2013                     3,282,243

Company contributions to its defined contribution plan were $13,800 in 2003, $15,000 in 2002 and $16,000 in 2001.

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

                 VULCAN INTERNATIONAL CORPORATION AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       Three years ended December 31, 2003
                                  (Continued)


NOTE 8 - EMPLOYEE BENEFIT PLANS (Continued)

In November 2001, the Company's Board of Directors ratified a December 1999 resolution of its executive committee making treasury shares available for purchase by directors, including directors of wholly-owned subsidiaries, at the lowest price for which a sale is made on the date of exercise up to a maximum of 25,000 shares per year. Shares purchased under this policy may not be transferred for a period of six months to anyone other than the Company, another director, or in the event of the death of the director, to the director's estate. The resolution provided for said policy to continue until rescinded by the Board of Directors. In 2003 no shares were purchased by directors and in 2002 one director purchased 500 shares.

In 2001 the Company's Stock Option Committee granted options, to the President of the Company to purchase not more than 50,000 shares of treasury stock at $37.24 per share. These options expire in 2008. In 2003 the options were modified to decrease the option exercise price to $33.20 per share. The closing price of the stock on December 31, 2003 was $43.75. As a result, the Company accrued additional compensation expense of $527,500 related to the stock options in 2003. No options were exercised under this grant during 2001 or 2002.

The Company applies APB No. 25 and related interpretations in accounting for stock options. Had compensation expense for the stock options been determined based on the fair value at the grant or modification dates in accordance with SFAS No. 123, the Company's net income and earnings per share would have been adjusted to the pro forma amounts as follows:

                                         2003          2002         2001
   Net income, as reported              $2,471,765   2,247,227    2,896,198

   Add: Stock-option-based employee
   compensation expense included in
   reported net income, net of
   related tax effects                     348,150           -            -

   Deduct: Total stock-option-based
   employee compensation expense
   determined under fair value based
   method, net of related tax effects     (162,096)          -     (137,610)
                                         ---------   ---------    ---------
   Pro forma net income                 $2,657,819   2,247,227    2,758,588
                                         =========   =========    =========
   Earnings per share:
      Basic and diluted-as reported          $2.46        2.07         2.59
      Basic and diluted-pro forma             2.65        2.07         2.46

                 VULCAN INTERNATIONAL CORPORATION AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       Three years ended December 31, 2003
                                  (Continued)


NOTE 8 - EMPLOYEE BENEFIT PLANS (Continued)

The fair value was estimated at the date of the grant modification using a Black-Scholes option pricing model. Pricing model assumptions for 2003 and 2001 respectively, assumed a dividend yield of .6% and 2.15%; expected volatility of 16.1% and 15.2%; risk-free interest rates of 2.75% and 2.81%; and expected lives of 5.5 years and 3 years.

In December 2003 and 2002, the Compensation Committee awarded the President of the Company 2,000 shares of common stock, valued at $81,000 and $68,600, respectively, as additional compensation for his services.


NOTE 9 - COMMITMENTS AND CONTINGENCIES

The Company has an interest in a partnership, CCBA, which owns certain real estate. On August 13, 1999 a complaint for money damages, in excess of $25,000, based upon breach of fiduciary duty was filed by the other partner in the Court of Common Pleas in Hamilton County, Ohio. Essentially, the plaintiff is seeking an adjustment of the capital account balances which would result in a higher distribution of cash flow to the plaintiff. The Court of Common Pleas in Hamilton County, Ohio, in 2003, granted summary judgment in the Company's favor. On January 6, 2004, the plaintiff appealed this decision. The Company believes that the suit is without merit and has been defending itself vigorously against the issues raised.

CCBA appealed a real estate tax assessment from 1999 that had increased the annual real estate tax and was granted a revision. During 2001, the local school board appealed the revision. CCBA received a $96,000 refund of the additional tax paid in 1999. In 2003 the Ohio Board of Tax Appeals ruled in favor of CCBA. The school board has appealed that ruling to the Ohio Supreme Court. CCBA has recorded a liability of approximately $145,000 related to this issue based on the revised value asserted by the local school board. If CCBA is successful, this liability will be recognized as income when the final valuation is determined.

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

                 VULCAN INTERNATIONAL CORPORATION AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       Three years ended December 31, 2003
                                  (Continued)


NOTE 9 - COMMITMENTS AND CONTINGENCIES (Continued)

On September 2, 2003 the claims of the United States against the Company for past and future clean-up costs and expenses with respect to the Re-Solve, Inc. Superfund Site in North Dartmouth, Massachusetts were resolved by the docketing of a settlement agreement in the Federal District Court of Massachusetts approved by Senior Federal Judge Roger Keeton. The settlement provided that the Company pay to the U.S. Department of Justice the amount of $3,800,000 plus interest from November 1, 2002. The total settlement of $3,846,831 was paid on September 2, 2003. The approved settlement agreement
resolves all matters involved in this case.  	The Company had accrued an
estimated liability of $5,294,949, for the judgment, accrued interest for the past costs and a discounted present value for estimated future costs in connection with the site. The Company recognized income related to the settlement of $1,448,118 during 2003.

There may be other potential clean-up liabilities at other sites of which the Company has no specific knowledge.

The Company is involved in other litigation matters and claims which are normal in the course of operations. Management believes that the resolution of these matters will not have a material effect on the Company's business or financial condition.

At December 31, 2003 approximately 36% of the Company's labor force was subject to collective bargaining agreements which expire in October 2005.


NOTE 10 - INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Alternative minimum tax credits may be carried forward indefinitely. In accordance with SFAS No. 109, a deferred tax liability of $158,000 is not recognized for undistributed earnings of a subsidiary arising before 1993. These earnings will be subject to tax when distributed. During 2001, the Company used a net operating loss carryforward of approximately $389,000. The 2003 net operating loss carryforward of $1,221,000 is expected to be utilized in 2004 but will expire in 2023.

                 VULCAN INTERNATIONAL CORPORATION AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       Three years ended December 31, 2003
                                  (Continued)


NOTE 10 - INCOME TAXES

Significant components of the Company's deferred tax liabilities and assets as of December 31 are as follows:
                                                         2003         2002
    Deferred tax liabilities:
      Excess tax depreciation                       $    40,109       82,741
      Undistributed earnings of
       domestic subsidiary                              207,618      201,949
      Other                                              78,970       68,634
      Prepaid pension expense                         1,908,124    1,942,624
      Unrealized holding gains                       22,989,963   17,522,051
                                                     ----------   ----------
              Total deferred tax liabilities         25,224,784   19,817,999
                                                     ----------   ----------
    Deferred tax assets:
      Vacation accruals                                  28,106       34,303
      Allowance for doubtful accounts                    42,220       43,329
      Investment in joint venture                        47,300       42,563
      Accrued other expenses                             82,625       81,894
      Environmental remediation liability                     -    1,800,283
      Net operating loss carryforward                   415,113            -
      Stock option expense                              179,350            -
      Alternative minimum tax credit and
       general business credit carryforward           1,318,652    1,040,968
                                                     ----------   ----------
              Total deferred tax assets               2,113,366    3,043,340
                                                     ----------   ----------
              Net deferred tax liabilities          $23,111,418   16,774,659
                                                     ==========   ==========

                 VULCAN INTERNATIONAL CORPORATION AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       Three years ended December 31, 2003
                                  (Continued)


NOTE 10 - INCOME TAXES (Continued)

Significant components of the income tax provision are as follows:
                                           2003         2002        2001
        Current                        $(456,114)     362,636      510,554

        Deferred                         868,847      (14,082)     208,860
                                         -------      -------      -------
          Income tax expense           $ 412,733      348,554      719,414
                                         =======      =======      =======

A reconciliation of income tax at the federal statutory rate of 34% to the income tax provision follows:
                                               2003       2002       2001
  Income taxes from continuing
   operations at federal statutory rate     $982,655    882,566   1,229,308
  Increase (reduction) in taxes
   resulting from:
    Domestic corporation dividend
     received deduction                     (546,794)  (531,650)   (520,603)
    Unrecognized equity loss in
     investments                             (21,900)         -           -
    Other-net                                 (1,228)    (2,362)     10,709
                                             -------    -------     -------
       Income tax                           $412,733    348,554     719,414
                                             =======    =======     =======

                 VULCAN INTERNATIONAL CORPORATION AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       Three years ended December 31, 2003
                                  (Continued)


NOTE 11 - RETLATED PARTY TRANSACTIONS

The Company utilizes the services of an attorney, for certain legal matters, who is also a director. Total fees paid to the director in connection with legal services were $142,254, $105,006 and $98,429 for the respective years ended December 31, 2003, 2002 and 2001. Accounts payable to the director for legal services were $68,132 and $117,379 at December 31, 2003 and 2002, respectively. The latter amount is included in the fees paid in 2003.


NOTE 12 - FINANCIAL INSTRUMENTS

The carrying amounts of cash, accounts receivable, notes receivable and current liabilities approximate fair value. The fair value of marketable securities and unexpired option contracts was determined based on quoted market prices. The Company's trade account receivables that were ninety days or more past due amounted to $71,000 and $86,000 at December 31, 2003 and 2002, respectively.

Financial instruments which potentially subject the Company to concentrations of credit risk are cash investments which may, at times, exceed federally insured limits, notes receivable and marketable securities. The Company places its cash investments with high-credit-quality financial institutions. The borrower's credit worthiness has been evaluated in connection with the note receivable. The Company does not believe significant concentrations of credit risk exists with respect to these financial instruments. Concentrations in marketable securities are as disclosed in Note 2.


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

The Company sells its products principally within the United States. Sales in various foreign countries totaled $390,690 in 2003, $203,345 in 2002, and $376,266 in 2001. The Company does not have assets located outside the United States.

                 VULCAN INTERNATIONAL CORPORATION AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       Three years ended December 31, 2003
                                  (Continued)


NOTE 13 - BUSINESS SEGMENTS (Continued)

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

Identifiable assets are reported for the Company's operations in each segment. Corporate assets consist principally of cash, marketable securities, notes receivable and prepaid pension expense. To reconcile industry information with consolidated amounts, intersegment sales of $376,737 in 2003, $192,114 in 2002, and $354,631 in 2001 have been eliminated.

More than ten percent of aggregate revenues were derived from certain customers. The rubber and foam segment had sales to one customer amounting to $1,564,000, $914,000 and $841,000 in 2003, 2002 and 2001, respectively and sales to a second customer amounting to $1,274,000 and $1,010,000 in 2003 and 2002 respectively and sales to a third customer amounting to $1,117,000 in 2003.

Information relative to the major segments of the Company's operations follows:
                                              2003        2002        2001
SALES TO UNAFFILIATED CUSTOMERS:
 Rubber and Foam                         $ 7,895,291   6,522,678   6,129,434
 Bowling Pins                              1,919,253   1,995,694   1,783,318
 Real Estate Operations                      854,839     920,617     870,806
                                          ----------  ----------  ----------
                                         $10,669,383   9,438,989   8,783,558
                                          ==========  ==========  ==========
INTERSEGMENT SALES:
 Rubber and Foam                         $    25,852      65,423     144,422
 Bowling Pins                                350,885     126,691     210,208
                                          ----------  ----------  ----------
                                         $   376,737     192,114     354,630
                                          ==========  ==========  ==========
INTEREST INCOME:
 Bowling Pins                            $     7,606      10,747      25,641
 Bowling Pins - Intercompany                   5,593       4,959       4,959
 Real Estate Operations                        1,913      18,594      18,162
 Corporate                                    13,063      35,711      51,157
                                          ----------  ----------  ----------
                                         $    28,175      70,011      99,919
                                          ==========  ==========  ==========

                 VULCAN INTERNATIONAL CORPORATION AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       Three years ended December 31, 2003
                                  (Continued)


NOTE 13 - BUSINESS SEGMENTS (Continued)
                                              2003        2002        2001
OPERATING PROFIT(LOSS):
 Rubber and Foam                         $  (412,284)   (657,039)   (892,131)
 Bowling Pins                                (78,449)    347,330     140,009
 Real Estate Operations                      262,511     324,794     516,824
                                          ----------  ----------  ----------
     SUBTOTAL                               (228,222)     15,085    (235,298)

GENERAL CORPORATE INCOME                   3,179,838   2,743,501   4,111,167

INTEREST EXPENSE - INTERCOMPANY               (5,593)     (4,959)     (4,959)
INTEREST EXPENSE - OTHER                     (61,225)   (157,846)   (255,298)
                                          ----------  ----------  ----------
    INCOME BEFORE INCOME TAXES             2,884,798   2,595,781   3,615,612

INCOME TAX PROVISION                         413,033     348,554     719,414
                                          ----------  ----------  ----------
    NET INCOME                          $  2,471,765   2,247,227   2,896,198
                                          ==========  ==========  ==========
DEPRECIATION AND AMORTIZATION:
 Rubber and Foam                        $    258,829     250,270     260,164
 Bowling Pins                                    651         302         424
 Real Estate Operations                       68,270      78,986      80,564
 Corporate and Other                          76,156      69,018      42,108
                                          ----------  ----------  ----------
                                        $    403,906     398,576     383,260
                                          ==========  ==========  ==========
IDENTIFIABLE ASSETS:
 Rubber and Foam                        $  2,216,169   2,335,395   2,395,488
 Bowling Pins                              1,615,990   1,619,351   1,441,660
 Real Estate Operations                      967,948   1,247,906   1,197,515
 Corporate and Other                      80,739,829  64,413,053  84,062,824
                                          ---------- -----------  ----------
                                        $ 85,539,936  69,615,705  89,097,487
                                          ==========  ==========  ==========
CAPITAL EXPENDITURES:
 Rubber and Foam                        $     51,257     229,322     112,767
 Real Estate Operations                            -       7,749      19,775
                                          ----------  ----------  ----------
                                        $     51,257     237,071     132,542
                                          ==========  ==========  ==========


                 VULCAN INTERNATIONAL CORPORATION AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       Three years ended December 31, 2003
                                  (Continued)


NOTE 13 - BUSINESS SEGMENTS (Continued)
                                              2003        2002        2001

EQUITY IN JOINT VENTURE INCOME
 INCLUDED IN BOWLING PIN SEGMENT
 OPERATING INCOME                       $     17,090     351,795       98,481
                                          ==========  ==========  ===========
INVESTMENT IN JOINT VENTURE
 INCLUDED IN BOWLING PIN
 SEGMENT ASSETS                         $     37,894      20,805      69,010
                                          ==========  ==========  ==========
REVENUES:
 Total revenues for reportable
  segments                              $ 10,669,383   9,438,989   8,783,558
 Timber sales included in gain
  on disposal of assets on
  consolidated income statement             (415,677)   (433,057)   (410,745)
                                          ----------  ----------  ----------
    TOTAL CONSOLIDATED REVENUES         $ 10,253,706   9,005,932   8,372,813
                                          ==========  ==========  ==========

                 VULCAN INTERNATIONAL CORPORATION AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       Three years ended December 31, 2003
                                  (Continued)


NOTE 14 - COMPUTATION OF NET INCOME AND CASH DIVIDENDS PER
           COMMON SHARE OUTSTANDING:

                                             2003        2002        2001
  a) Net income                          $2,471,765   2,358,227   2,896,198
                                          =========   =========   =========

  b) Dividends on common shares          $  200,940     857,709     898,976
                                          =========   =========   =========
  Weighted average shares:

  c) Common shares issued                 1,999,512   1,999,512   1,999,512

  d) Common treasury shares                 994,832     915,370     879,934
                                          ---------   ---------   ---------
  e) Common shares outstanding            1,004,680   1,084,142   1,119,578
                                          =========   =========   =========
  f) Net income per common share
      outstanding (a/e)                  $     2.46        2.07        2.59
                                          =========   =========   =========
  g) Dividends paid per common share     $      .20         .80         .80
                                          =========   =========   =========

                                    VULCAN INTERNATIONAL CORPORATION
                                            Five-Year Record
                                         Selected Financial Data

                                2003              2002            2001             2000            1999
                               ------            ------          ------           ------          ------
Net revenues-continuing
 operations                 $12,573,744        11,304,808      10,660,422       11,246,242      10,919,627
Income (loss)from
 continuing  operations
 before taxes                 2,884,498         2,595,781       3,615,612        1,874,729      (2,718,674)
Income taxes (benefit)          412,733           348,554         719,414          113,165      (1,317,658)
Net income (loss) from
 continuing  operations       2,471,765         2,247,227       2,896,198        1,761,564      (1,401,016)
Income (loss) from
 disposed operations,
 net of tax                           -                 -               -                -         (63,056)
Gain on sale of disposed
 operations,  net of tax              -                 -               -                -         988,845
                             ----------        ----------      ----------       ----------      ----------
Net income (loss)             2,471,765         2,247,227       2,896,198        1,761,564        (475,227)

Income (loss) per common
 share:
  Continuing operations             2.46             2.07            2.59             1.59           (1.25)
  Discontinued operations              -                -               -                -           (0.06)
  Gain on disposal of
   discontinued operations             -                -               -                -            0.88
                                    ----             ----            ----             ----            ----
     Net income (loss)              2.46             2.07            2.59             1.59           (0.43)

Dividends per common share           .20              .80             .80              .80             .80

Property, plant and
 equipment (net)               1,757,735        2,102,781       2,117,476        2,369,216       2,618,649
Depreciation                     403,906          395,258         381,079          447,401         488,591
Current assets                42,029,661       34,104,485      44,333,695       55,493,494      53,278,872
Ratio assets to current
 liabilities                   2.59 to 1        2.16 to 1       2.60 to 1        2.54 to 1       2.48 to 1



                                    VULCAN INTERNATIONAL CORPORATION
                                           Five-Year Record
                                        Selected Financial Data
                                             (Continued)

                                 2003             2002            2001             2000            1999
                                ------           ------          ------           ------          ------

Total assets                  85,539,936       69,615,705      89,097,487      111,143,958      89,536,796

Long-term debt                         -                -               -                -               -

Accumulated other
 comprehensive income         44,627,575       34,013,394      46,599,325       60,846,586      47,852,421
Total shareholders'
 equity                       57,114,516       44,160,910      59,220,189       72,959,140      58,137,015

Book value per common
 share                             56.85            44.04           53.75            64.03           52.54

                            Selected Quarterly Financial Data

                      TOTAL     GROSS PROFIT      NET      NET INCOME
                     REVENUES      (LOSS)       INCOME     PER SHARE
2003
First Quarter      $ 2,776,090      47,240       603,098      0.60
Second Quarter       3,107,557     174,619       445,254      0.44
Third Quarter        3,519,528     188,407     1,395,642      1.39
Fourth Quarter       3,170,569     114,061        27,771      0.03
                    ----------     -------     ---------      ----
  Total            $12,573,744     524,327     2,471,765      2.46
                    ==========     =======     =========      ====

2002
First Quarter      $ 2,938,337     226,782       641,303      0.58
Second Quarter       2,788,179     193,380       434,633      0.40
Third Quarter        2,870,541     142,587       412,802      0.38
Fourth Quarter       2,707,751    (116,509)      758,489      0.71
                    ----------     -------     ---------      ----
  Total            $11,304,808     446,240     2,247,227      2.07
                    ==========     =======     =========      ====

                     VULCAN INTERNATIONAL CORPORATION
                             Corporate Office
                      300 Delaware Avenue, Suite 1704
                        Wilmington, Delaware 19801



                             VULCAN CORPORATION
                          Sales and Manufacturing
                            1151 College Street
                           Clarksville, Tennessee
                              (800) 251-3415

                                 Directors:
                               Leonard Aconsky
                              Deliaan A. Gettler
                                Edward Ritter
                               Edward B. Kerin

      VULCAN BOWLING PIN COMPANY            VULCAN BLANCHESTER REALTY CO.
          Cincinnati, Ohio                        Cincinnati, Ohio
           (800) 447-1146                          (513) 621-2850

             Directors                                Directors
          Ricardo DeFelice                         Leonard Aconsky
            John Gabriel                          Vernon E. Bachman
          Benjamin Gettler                          John Gabriel
                                                   Benjamin Gettler


                             ACCOUNTING OFFICES
                        30 Garfield Place, Suite 1040
                            Cincinnati, Ohio 45202
                               (513) 621-2850
                               (800) 447-1146


                         STOCK TRANSFER AND REGISTRAR
                                Computershare
                             Investor Services LLC
                             2 North LaSalle Street
                            Chicago, Illinois  60602
                                (888) 294-8217


                                   AUDITORS
                           J.D. Cloud & Co. L.L.P.
                              Cincinnati, Ohio

                               Exhibit 21

                    VULCAN INTERNATIONAL CORPORATION

                     SUBSIDIARIES OF THE REGISTRANT

                          At December 31, 2003


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

Exhibit 31.1

                           CERTIFICATIONS

In connection with the Annual Report of Vulcan International Corporation on Form 10-K for the period ending December 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Benjamin Gettler, Chairman of the Board and Chief Executive Officer of Vulcan International Corporation, certify, that:

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

     (4) The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)), for the registrant and have:

           a. Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

           b. Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

           c. Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

     (5) The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

            a. All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

           b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.




/s/ Benjamin Gettler
-------------------------------------
Benjamin Gettler
Chairman of the Board and
Chief Executive Officer

March 30, 2004

Exhibit 31.2

                           CERTIFICATIONS

In connection with the Annual Report of Vulcan International Corporation on Form 10-K for the period ending December 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Vernon E. Bachman, Vice President and Secretary-Treasurer of Vulcan International Corporation, certify, that:

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

     (4) The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)), for the registrant and have:

           a. Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

           b. Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

           c. Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

     (5) The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

           a. All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

           b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.





/s/ Vernon E. Bachman
-------------------------------------
Vernon E. Bachman
Vice President and
Secretary-Treasurer

March 30, 2004

Exhibit 32.1

                        CERTIFICATION PURSUANT TO
                         18 U.S.C. SECTION 1350,
                    AS ADOPTED PURSUANT TO SECTION 906
                    OF THE SARBANES-OXLEY ACT OF 2002




In connection with the Annual Report of Vulcan International Corporation
(the "Company") on Form 10-K for the period ending December 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Benjamin Gettler, Chairman of the Board and Chief Executive Officer of the Company and Vernon E. Bachman, Principal Financial Officer, of the Company, certify, pursuant to 18 U.S.C. ss 1350, as adopted pursuant to ss 906 of the Sarbanes-Oxley Act of 2002, that to the best of our knowledge:

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



/s/ Benjamin Gettler                             /s/ Vernon E. Bachman
-------------------------                        ----------------------------
Benjamin Gettler                                 Vernon E. Bachman
Chairman of the Board and                        Prinicpal Financial Officer
Chief Executive Officer                          March 30, 2004
March 30, 2004

                               EXHIBIT 99.1


                 INDEPENDENT AUDITORS' REPORT ON SCHEDULE



To the Board of Directors
Vulcan International Corporation
Wilmington, Delaware


We have audited the consolidated financial statements of Vulcan International Corporation and subsidiaries as of December 31, 2003 and 2002, and for each of the three years in the period ended December 31, 2003, and have issued our report thereon dated February 27, 2004, such consolidated financial statements and report are included in Part IV, Item 14(a)1 of this Form 10-K and the 2003 Annual Report to Shareholders and are incorporated herein by reference. Our audit also included the financial statement schedule of Vulcan International Corporation and subsidiaries listed in Part IV, Item 14(a)2. The financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information therein set forth.





                                                /s/ J.D. CLOUD & CO. L.L.P.
                                                ----------------------------
                                                Certified Public Accountants

Cincinnati, Ohio
February 27, 2004

                               EXHIBIT 99.2
                                                                  Schedule II

              VULCAN INTERNATIONAL CORPORATION AND SUBSIDIARIES

                      VALUATION AND QUALIFYING ACCOUNTS



                                                2003       2002      2001
The following reserve is deducted in
the balance sheet from the asset to
which it applies


Reserve for Doubtful Accounts
 Receivable:


Balance at Beginning of Period                $127,435     91,367    152,974


 Additions:
  (1)  Charged to costs and expenses            11,928     48,000     24,000
  (2)  Charged to Other Accounts                     -          -          -

 Deductions:
  Write off of bad debts                        15,191     11,932     85,607
                                               -------    -------    -------

Balance at End of Period                      $124,172    127,435     91,367
                                               =======    =======    =======