Form 10-Q
period 2004-03-31
VULCAN INTERNATIONAL CORP
filed 2004-05-17
CIK 848446

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.   20549

                                   FORM 10-Q

         (Mark One)

         [ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended March 31, 2004

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

Outstanding shares of no par value common stock at March 31, 2004:

                                 1,006,707 shares

                       VULCAN INTERNATIONAL CORPORATION

                                    INDEX


Part I.  FINANCIAL INFORMATION                                         PAGE

        Item 1.  FINANCIAL STATEMENTS

                    Condensed Consolidated Balance Sheets                1

                    Condensed Consolidated Statements of Income          2

                    Condensed Consolidated Statements of Cash Flows      3

                    Notes to Condensed Consolidated Financial
                    Statements                                          4-8

                    Independent Accountants' Report                      9


        Item 2.     Management's Discussion and Analysis of
                    Financial Condition and Results of Operations        10

        Item 3.     Quantitative and Qualitative Disclosures
                    about Market Risks                                   11

        Item 4.     Controls and Procedures                              11


Part II.  OTHER INFORMATION

        Item 1.     Legal Proceedings                                    12

        Item 2.     Changes in Securities and Use of Proceeds            12

        Item 3.     Defaults Upon Senior Securities                      12

        Item 4.     Submission of Matters to a Vote of
                    Security Holders                                     12

        Item 5.     Other Information                                    12

        Item 6.     Exhibits and Reports on Form 8-K                     13

                            PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

                           VULCAN INTERNATIONAL CORPORATION
                         CONDENSED CONSOLIDATED BALANCE SHEETS
                                                   March 31    DECEMBER 31
                                                      2004          2003
                                                  UNAUDITED
         -ASSETS-

CURRENT ASSETS:
  Cash                                          $ 1,393,926     1,503,349
  Marketable securities (at fair market value)   35,292,125    37,734,263
  Accounts receivable                             1,518,542     1,499,387
  Inventories                                       540,131       650,910
  Prepaid expense and other                          79,719        51,373
  Refundable federal income tax                         -         590,379
                                                 ----------    ----------
        TOTAL CURRENT ASSETS                     38,824,443    42,029,661
                                                 ----------    ----------
PROPERTY, PLANT AND EQUIPMENT-at cost            11,804,627    11,695,407
 Less-Accumulated depreciation and depletion     10,019,230     9,937,672
                                                 ----------    ----------
        NET PROPERTY, PLANT AND EQUIPMENT         1,785,397     1,757,735
                                                 ----------    ----------
OTHER ASSETS:
  Investment in joint venture                             -        37,894
  Marketable securities (at fair market value)   36,526,768    36,071,995
  Deferred charges and other assets               5,687,653     5,642,651
                                                 ----------    ----------
        TOTAL OTHER ASSETS                       42,214,421    41,752,540
                                                 ----------    ----------
                TOTAL ASSETS                    $82,824,261    85,539,936
                                                 ==========    ==========

     -LIABILITIES AND SHAREHOLDERS' EQUITY-

CURRENT LIABILITIES:
  Notes payable                                 $   475,000     3,892,000
  Deferred income tax                            10,176,943    10,948,957
  Other                                           1,635,828	    1,381,386
                                                 ----------    ----------
        TOTAL CURRENT LIABILITIES                12,287,771    16,222,343
                                                 ----------    ----------
OTHER LIABILITIES:
  Deferred income tax                            12,579,379    12,162,461
  Minority interest in partnership                   10,796        10,799
  Other liabilities                                  29,817        29,817
                                                 ----------    ----------
        TOTAL OTHER LIABILITIES                  12,619,992    12,203,077
                                                 ----------    ----------

COMMITMENTS AND CONTINGENCIES                             -             -

SHAREHOLDERS' EQUITY:
  Capital stock                                     249,939       249,939
  Additional paid-in capital                      8,314,426	    8,253,925
  Retained earnings                              32,231,804    30,222,940
  Accumulated other comprehensive income         43,339,692    44,627,575
                                                 ----------    ----------
                                                 84,135,861    83,354,379


    Less-Common stock in treasury-at cost        26,219,363    26,239,863
                                                 ----------    ----------
        TOTAL SHAREHOLDERS' EQUITY               57,916,498    57,114,516
                                                 ----------    ----------
                TOTAL LIABILITIES
                  AND SHAREHOLDERS' EQUITY      $82,824,261    85,539,936
                                                 ==========    ==========

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                           PART I - FINANCIAL INFORMATION
                                       (Continued)

Item 1.  Financial Statements.

                          VULCAN INTERNATIONAL CORPORATION
                     CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                      UNAUDITED
                                            For the three months ended
                                                      March 31,
                                                  2004          2003
REVENUES:
  Net sales                                   $2,504,350     1,672,509
  Dividends and interest                         621,523       568,054
                                               ---------     ---------
    TOTAL REVENUES                             3,125,873     2,240,563
                                               ---------     ---------
COST AND EXPENSES:
  Cost of sales                                2,309,174     1,695,922
  General and administrative                     444,614       385,321
  Interest expense                                25,299        37,795
                                               ---------     ---------
    TOTAL COST AND Expenses                    2,779,087     2,119,038
                                               ---------     ---------
MINORITY INTEREST                                      3          (413)
                                               ---------     ---------
INCOME BEFORE GAIN ON SALE OF ASSETS             346,789       121,112

NET GAIN ON SALE OF PROPERTY,
 EQUIPMENT AND SECURITIES                        325,986       547,901
                                               ---------     ---------
    INCOME FROM CONTINUING OPERATIONS
     BEFORE INCOME TAX                           672,775       669,013

INCOME TAX PROVISION                             194,513       104,036
                                               ---------     ---------
    INCOME FROM CONTINUING OPERATIONS            478,262       564,977

DISCONTINUED OPERATIONS:
  Income from operations, net of
   income tax                                     38,086        38,121
  Gain on sale of division assets, net
   of income tax                               1,542,852             -
                                               ---------     ---------
    NET INCOME                                $2,059,200       603,098
                                               =========     =========
INCOME PER COMMON SHARE:
 Continuing operations                               .48           .56
 Discontinued operations                            1.57           .04
                                               ---------     ---------
    NET INCOME PER COMMON SHARE               $     2.05           .60
                                               =========     =========
    DIVIDENDS PER COMMON SHARE                $      .05           .05
                                               =========     =========

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                             PART I - FINANCIAL INFORMATION
                                       (Continued)
Item 1.  Financial Statements.

                            VULCAN INTERNATIONAL CORPORATION
                     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                For the six months ended
                                        UNAUDITED
                                                     March 31,    March 31,
                                                       2004         2003
CASH FLOWS FROM OPERATING ACTIVITIES:
  Cash received from customers                    $ 2,486,074     2,246,208
  Cash paid to suppliers and employees             (2,843,874)   (2,817,766)
  Dividends and interest received                     621,523       568,054
  Interest paid                                       (25,096)      (17,126)
  Income taxes refunded (paid)                        127,955       (75,000)
                                                    ---------     ---------
     NET CASH FLOWS FROM OPERATING ACTIVITIES         366,582       (95,630)
                                                    ---------      --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of property, equipment
   and securities                                     350,117       553,796
  Purchase of property and equipment                 (109,282)      (18,743)
  Proceeds from sale of discontinued
    operations                                      2,716,890             -
  Collections on notes receivable and other            33,605        24,349
                                                    ---------     ---------
     NET CASH FLOWS FROM INVESTING ACTIVITIES       2,991,330       559,402
                                                    ---------     ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net repayments under credit agreements           (3,417,000)     (600,000)
  Cash dividends paid                                 (50,335)      (50,235)
                                                    ---------     ---------
     NET CASH FLOWS FROM FINANCING ACTIVITIES      (3,467,335)     (650,235)
                                                    ---------     ---------
     INCREASE (DECREASE) IN CASH AND
      CASH EQUIVALENTS                               (109,423)     (186,463)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD    1,503,349     1,682,049
                                                    ---------     ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD        $ 1,393,926     1,495,586
                                                    =========     =========
RECONCILIATION OF NET INCOME TO
  NET CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                     $ 2,059,200       603,098
  Adjustments-
     Depreciation and amortization                     79,869        97,923
     Deferred income taxes                            308,359         7,810
     Equity in joint venture and minority interest         (3)      (71,397)
     Net gain on sales of property, equipment,
       securities and discontinued operations      (2,499,038)     (547,901)
     (Increase) in accounts receivable               (409,823)       38,172
     (Increase) in inventories                        (38,102)     (536,241)
     Increase in accounts payable, accrued
       expenses and other assets                      866,120       312,906
                                                    ---------     ---------
NET CASH FLOWS FROM OPERATING ACTIVITIES          $   366,582       (95,630)
                                                    =========     =========

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                        PART I - FINANCIAL INFORMATION
                                  (Continued)

Item 1.  Financial Statements.

                       VULCAN INTERNATIONAL CORPORATION
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
            For the three months ended March 31, 2004 and 2003
                                  UNAUDITED

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

INVENTORIES

                                         MARCH 31      DECEMBER 31
                                           2004           2003
      Inventories consisted of:
        Finished goods                  $113,657        449,619
        Work in process                  105,856         26,478
        Raw materials                    320,618        174,813
                                        --------        -------
           Total inventories            $540,131        650,910
                                         =======        =======

EARNINGS PER COMMON SHARE
The earnings per common share computations were as follows for the three month periods ended March 31:

                                                      2004           2003
 Income from continuing operations                $  478,262        564,977

 Income on discontinued operations, net
  of income tax                                       38,086         38,121
 Gain on sale of division assets, net
  of income tax                                    1,542,852              -
                                                   ---------      ---------
      Net income                                  $2,059,200        603,098
                                                   =========      =========
 Weighted Average Shares:
   Common shares issued                            1,999,512      1,999,512
   Common treasury shares                            992,893        994,916
                                                   ---------      ---------
      Common shares outstanding                    1,006,619      1,004,596
                                                   =========      =========
 Net income per common share:
   Continuing operations                          $      .48            .56
   Discontinued operations                              1.57            .04
                                                   ---------      ---------
          NET INCOME PER COMMON SHARE             $     2.05            .60
                                                   =========      =========

                                   -4-

                        PART I - FINANCIAL INFORMATION
                                  (Continued)

Item 1.  Financial Statements.

                       VULCAN INTERNATIONAL CORPORATION
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
            For the three months ended March 31, 2004 and 2003
                                  UNAUDITED

LEGAL MATTERS
The Company has an interest in a partnership, CCBA, that owns certain real estate. On August 13, 1999 a Complaint for money damages in excess of $25,000, based upon breach of fiduciary duty was filed by the other partner in the Court of Common Pleas in Hamilton County, Ohio. Essentially, the plaintiff is seeking an adjustment of the capital account balances which would result in a higher distribution of cash flow to the plaintiff. The Court of Common Pleas in Hamilton County, Ohio, in 2003, granted summary judgment in the Company's favor. On January 6, 2004, the plaintiff appealed this decision. The Company believes that the suit is without merit and has been defending itself vigorously against the issues raised.

CCBA appealed a real estate tax assessment from 1999 that had increased the annual real estate tax and was granted a revision. During 2001, the local school board appealed the revision. CCBA received a $96,000 refund of the additional tax paid in 1999. In 2003 the Ohio Board of Tax Appeal ruled in favor of CCBA. The school board has appealed that ruling to the Ohio Supreme Court. CCBA has recorded a liability of approximately $151,400 related to this issue based on the revised value asserted by the local school board. If CCBA is successful, this liability will be recognized as income when the final valuation is determined.

The Company is involved in other litigation matters and claims which are normal in the course of operations. Management believes that the resolution of these matters will not have a material effect on the Company's business or financial condition.

COMPREHENSIVE INCOME
During the three months ended March 31, 2004 and 2003 total other comprehensive income (loss) was as follows:

                                                Three months ended
                                                     March 31
                                                  2004         2003
   Net income                                 $2,059,200      603,098
   Other comprehensive income (loss),
    net of tax:
     Unrealized gain (loss) on
      marketable securities                   (1,184,942)  (2,091,351)
     Less: reclassification
      adjustment for gains
      included in net income                    (102,941)    (228,930)
                                               ---------    ---------
      Total comprehensive income (loss)       $  771,317   (1,717,183)
                                               =========    =========

Accumulated comprehensive income consists of unrealized holding gains on securities available for sale.

                        PART I - FINANCIAL INFORMATION
                                  (Continued)

Item 1.  Financial Statements.

                       VULCAN INTERNATIONAL CORPORATION
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             For the three months ended March 31, 2004 and 2003
                                  UNAUDITED
                                 (Continued)

DISCONTINUED OPERATIONS
In March 2004, the Company completed the sale of its 50% interest in a Joint Venture, Vulcan-Brunswick Bowling Pin Company("VBBPC"), to Brunswick Bowling and Billiards Company ("Brunswick") for $2,000,000. VBBPC manufactures bowling pins in Antigo, Wisconsin. Pursuant to this sale, the Company does not have a right to any net profits from VBBPC after December 31, 2002. In March 2004, Brunswick also purchased the Company's bowling pin business for $716,890. The prior period's financial statements have been reclassified to present the results of operations from bowling pin operations as discontinued operations. For business segment reporting purposes, the financial results from bowling pin operations were previously reported in the segment "Bowling Pins".

Net sales and income from discontinued operations are as follows:
                                               Three months ended
                                                    March 31,
                                              2004            2003
      Net sales                             $391,546         535,527
                                             =======         =======

      Income before income taxes              53,686          45,421
      Income tax expense                     (15,600)         (7,300)
                                             -------         -------
          Net income                        $ 38,086          38,121
                                             =======         =======

STOCK OPTIONS
Options to purchase 50,000 shares of treasury stock at $37.24 per share that were granted to the President of the Company in 2001 will expire in 2008. In 2003, the options were changed to decrease the option exercise price to $33.20 per share. The closing price of the stock at March 31, 2004 was $44.60. As a result, the Company accrued an additional compensation expense liability of $42,500 related to these stock options in the first quarter of 2004. No options were exercised under this grant in 2003 or 2004.

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

                        PART I - FINANCIAL INFORMATION
                                  (Continued)

Item 1.  Financial Statements.

                       VULCAN INTERNATIONAL CORPORATION
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             For the three months ended March 31, 2004 and 2003
                                  UNAUDITED
                                 (Continued)

STOCK OPTIONS (Continued)

                                                Three months ended
                                                    March 31,
                                               2004            2003
   <s<                                     <c>               <c>
    Net income, as reported                $2,059,200         603,098

    Add: Stock-option-based employee
    compensation expense included in
    reported net income, net of
    related tax effects                        28,050               -
                                            ---------         -------
    Pro forma net income                   $2,087,250         603,098
                                            =========         =======
    Earnings per share:
      Basic and diluted-as reported        $     2.05             .60
      Basic and diluted-as pro forma             2.07             .60

POSTRETIREMENT BENEFITS
The Company maintains a noncontributory defined benefit pension plan for certain eligible salaried and hourly employees. SFAS No. 132
(Revised), "Employers' Disclosures about Pension and Other
Postretirement Benefits", requires the components of net periodic pension cost to be disclosed on an interim basis as follows:

Components of net periodic pension cost:
                                                  2004            2003
   Service cost                               $  11,162          10,142
   Interest cost                                124,939         128,624
   Expected return on plan assets              (217,484)       (195,518)
   Amortization of transition (assets)
    obligation                                        -               -
   Amortization of prior service cost                 -           5,149
   Amortization of net actuarial (gain) loss     36,153          61,195
                                                -------         -------
      Net periodic pension cost (benefit)     $ (45,230)          9,592
                                               ========         =======

The Company previously disclosed in its financial statements for the year ended December 31, 2003 that it expected not to make any contribution to its pension plan over the year ending December 31, 2004. As of March 31, 2004, $0 has been contributed and the Company anticipates that no contributions will be made during the rest of 2004.

                        PART I - FINANCIAL INFORMATION
                                  (Continued)

Item 1.  Financial Statements.

                        VULCAN INTERNATIONAL CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             For the three months ended March 31, 2004 and 2003
                                  UNAUDITED
                                 (Continued)


BUSINESS SEGMENT INFORMATION

Reportable segments for the three months ended March 31 are as follows:

                                                2004             2003
 NET SALES FROM CONTINUING OPERATIONS:
   Rubber and Foam Products                 $2,405,095        1,572,677
   Real Estate Operations                      238,219          225,322
   Intersegment net sales                       (5,473)         (17,001)
                                             ---------        ---------
                                             2,637,841        1,780,998
   Timber sales reported in
    gain on sale of property
    and equipment                             (133,491)        (108,489)
                                             ---------        ---------
 TOTAL SALES FROM CONTINUING OPEATIONS      $2,504,350        1,672,509
                                             =========        =========

 OPERATING PROFIT (LOSS) FROM
  CONTINUING OPERATIONS:
   Rubber and Foam Products                 $   (4,020)        (230,077)
   Real Estate Operations                      114,477          109,055
                                             ---------        ---------
 TOTAL OPERATING PROFIT (LOSS)
  FROM CONTINUING OPERATIONS                   110,457         (121,022)

   Interest expense-net                        (25,299)         (37,795)
   Other unallocated corporate income-net      587,617          827,830
   Income tax provision                       (194,513)        (104,036)
                                             ---------        ---------
 INCOME FROM CONTINUING OPERATIONS             478,262          564,977

 DISCONTINUED OPERATIONS
   Gain on disposal of division assets,
    net of income tax                        1,542,852                -
   Income from operations, net of
    income tax                                  38,086           38,121
                                             ---------        ---------
         NET INCOME                         $2,059,200          603,098
                                             =========        =========

REVIEW BY INDEPENDENT ACCOUNTANTS
The condensed consolidated financial statements at March 31, 2004, and for the three month period then ended have been reviewed, prior to filing, by the Registrant's independent accountants, J.D. Cloud & Co. L.L.P., whose report covering their review of the financial statements is included in this report.

                        INDEPENDENT ACCOUNTANTS' REPORT


To the Board of Directors
Vulcan International Corporation
Wilmington, Delaware

We have reviewed the accompanying condensed consolidated balance sheet of Vulcan International Corporation and subsidiaries as of March 31, 2004, and the related condensed consolidated statements of income and cash flows for the three month periods ended March 31, 2004 and 2003. These financial statements are the responsibility of the Company's management.

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

We have audited, in accordance with U.S. generally accepted auditing standards, the consolidated balance sheet of Vulcan International Corporation and subsidiaries as of December 31, 2003, and the related consolidated statements of income, shareholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated February 27, 2004, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2003, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.




                                                J.D. CLOUD & CO. L.L.P.
                                                Certified Public Accountants

Cincinnati, Ohio
May 11, 2004

                         PART I - FINANCIAL INFORMATION
                                  (Continued)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


Net sales revenue for the three months ended March 31,2004,increased $831,841 or 49.7% over the corresponding period in 2003. Cost of sales increased $613,252 or 36.2% during the three months ended March 31, 2004 compared to the corresponding three month period in 2003. These changes are due to increased sales and costs in the Company's Rubber and Foam segment and the continued reduction of loss of that segment.

General and administrative expenses increased $59,293 or 15.4% in the three months ended March 31,2004 as compared to the corresponding three month period in 2003. The increase is primarily due to increased pension expense and increased professional fees relating to legal and auditing expense.

Interest expense for the three months ended March 31, 2004 decreased $12,496. The decrease is primarily due to decreased interest rates and the reduction of the notes payable.

Gains on the sale of property, equipment and securities were $325,986 for the three months ended March 31, 2004, as compared to $548,575 for the corresponding period in 2003. Gains in 2004 and 2003 were primarily the result of the sale of marketable securities and timber.

Income from discontinued operations, net of income taxes, for the three months ended March 31 2004, was $38,086, as compared to $38,121 for the corresponding period in 2003. Included in net income for the three months ended March 31, 2004, is an after-tax gain of $1,542,842 on the disposal of the bowling pin division.


LIQUIDITY AND CAPITAL RESOURCES

The Company's cash requirements during the first quarter of 2004 were funded in part through earnings, short term borrowing and noncash charges such as depreciation and amortization and from the sale of timber, equipment, marketable securities and the sale of the bowling pin division. The cash from these transactions were primarily used in operations and the reduction of short term debt. The Company expects to continue, when necessary, to use short-term borrowings to meet cash requirements not fully provided by earnings, depreciation and amortization. There were approximately $31,700 of commitments for capital expenditures as of March 31, 2004.

During the three months ended March 31, 2004, 2000 shares of treasury stock valued at $81,000 were issued to the President as bonus compensation.

                         PART I - FINANCIAL INFORMATION
                                  (Continued)


Item 3.     Quantitative and Qualitative Disclosures about Market Risks.

MARKETABLE SECURITIES

The fair value of marketable securities has decreased $3,503,615 from March 31, 2004 to April 30, 2004. At April 30, 2004 the fair value of marketable securities was $68,315,278 as compared to $71,818,893 at March 31, 2004.

The net unrealized holding gain at April 30, 2004 was approximately $41,000,000 net of deferred taxes of approximately $21,100,000. The Company is subject to the risk that fair value securities could decline further.



Item 4.     Controls and Procedures

a) Disclosure controls and procedures. The Chief Executive Officer and the Principal Financial Officer have carried out an evaluation of the effectiveness of the Company's disclosure controls and procedures that are designed to ensure that information relating to the Company required to be disclosed by the Company in the reports that it files or submits under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Based upon this evaluation, these officers have concluded, that as of March 31, 2004, the Company's disclosure controls and procedures were adequate.

b) Changes in internal control over financial reporting. During the period covered by this report, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PAGE>
                     PART II - OTHER INFORMATION



Item 1. Legal Proceedings - Not Applicable



Item 2. Changes in Securities and Use of Proceeds - Not Applicable



Item 3. Defaults Upon Senior Securities - Not Applicable



Item 4. Submission of Matters to a Vote of Security Holders - Not Applicable



Item 5. Other Information.

A copy of the news release issued by Vulcan International Corporation on Friday, April 11, 2003, describing its results of operations for the quarter ended March 31, 2003, is attached hereto as Exhibit 99.1.

A copy of the news release issued by Vulcan International Corporation on Tuesday, July 15, 2003, describing its results of operations for the quarter ended June 30, 2003, is attached hereto as Exhibit 99.2.

A copy of the news release issued by Vulcan International Corporation on Monday, October 20, 2003, describing its results of operations for the quarter ended September 30, 2003, is attached hereto as Exhibit 99.3.

                       PART II - OTHER INFORMATION
                             (Continued)


Item 6. Exhibits and Reports on Form 8-K.

        a. Exhibits

           Exhibit 31.1 - Rule 13a-14(a)/15d-14(a) Certification of Benjamin Gettler.

           Exhibit 31.2 - Rule 13a-14(a)/15d-14(a) Certification of Vernon E. Bachman.

           Exhibit 32 - Section 1350 Certifications

           Exhibit 99.1 - News Release dated  April 11, 2003.

           Exhibit 99.2 - News Release dated July 15, 2003.

           Exhibit 99.3 - News Release dated October 20, 2003.


        b. On February 20, 2004, the Company filed a Form 8-K related to the filing of a lawsuit on February 17, 2004 against Brunswick Corporation seeking compensatory and punitive damages under a "buy-sell" provision contained within its partnership agreement with Brunswick Corporation.

                       PART II - OTHER INFORMATION
                               (Continued)




                                SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     VULCAN INTERNATIONAL CORPORATION


                                  By:  /s/ Benjamin Gettler
                                       ----------------------------------
  Date   May 17, 2004                  Benjamin Gettler
                                        Chairman of the Board, President
                                          and Chief Executive Officer

                                  By:  /s/ Vernon E. Bachman
                                       -----------------------------------
  Date   May 17, 2004                   Vernon E. Bachman
                                        Vice President, Secretary-Treasurer
                                          and Principal Accounting Officer

                            Exhibit 31.1
                           CERTIFICATIONS

In connection with the Quarterly Report of Vulcan International Corporation on Form 10-Q for the period ending March 31, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Benjamin Gettler, Chairman of the Board and Chief Executive Officer of Vulcan International Corporation, certify, that:

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

           b. Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

           c. Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's first fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting.

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



/s/ Benjamin Gettler
-------------------------------------
Benjamin Gettler
Chairman of the Board and
Chief Executive Officer
May 17, 2004

                            Exhibit 31.2
                           CERTIFICATIONS


In connection with the Quarterly Report of Vulcan International Corporation on Form 10-Q for the period ending March 31, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Vernon E. Bachman, Vice President and Secretary-Treasurer of Vulcan International Corporation, certify, that:

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

           b. Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

           c. Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's first fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting.

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


/s/ Vernon E. Bachman
-------------------------------------
Vernon E. Bachman
Vice President and
Secretary-Treasurer
May 17, 2004

                              Exhibit 32

                        CERTIFICATION PURSUANT TO
                         18 U.S.C. SECTION 1350,
                    AS ADOPTED PURSUANT TO SECTION 906
                    OF THE SARBANES-OXLEY ACT OF 2002




In connection with the Quarterly Report of Vulcan International Corporation (the "Company") on Form 10-Q for the period ending March 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), we, Benjamin Gettler, Chairman of the Board and Chief Executive Officer of the Company and Vernon E. Bachman, Vice President and Secretary-Treasurer, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of our knowledge:

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



/s/ Benjamin Gettler                               /s/ Vernon E. Bachman
--------------------------------                   ---------------------------
Benjamin Gettler                                   Vernon E. Bachman
Chairman of the Board and                          Vice President and
Chief Executive Officer                            Secretary-Treasurer
May 17, 2004                                       May 17, 2004

                               Exhibit 99.1


                    VULCAN INTERNATIONAL CORPORATION
                           Executive Offices:
                     300 Delaware Avenue, Suite 1704
                      Wilmington, Delaware  19801



FOR IMMEDIATE RELEASE                                 April 11, 2003
---------------------

Vulcan International Corporation, the parent of Vulcan Corporation, a Tennessee corporation, a diversified manufacturer of rubber and foam products and bowling pins with manufacturing plants in Tennessee and Wisconsin, announced that net revenues for the first quarter ending March 31,2003 decreased to $2,776,089 from $2,938,337 in the first quarter of 2002.
Net earnings from continuing operations decreased to $140,581 in the first quarter of 2003 from $284,426 in the first quarter of 2002. Capital gains in first quarter of 2003 due mainly to sales of securities were $462,517 compared to $356,877 in the first quarter of 2002.

On a per share basis in the first quarter ending March 31, 2003 the Company had earnings, including capital gains, of 60 cents per share compared to 58 cents in the first quarter of 2002.



     Attribute to Benjamin Gettler, Chairman of the Board and President.

     For more information:  Contact Vernon E. Bachman, Vice President
                            Secretary and Treasurer at (513) 621-2850

                      VULCAN INTERNATIONAL CORPORATION
                               COMPARISON
                        THREE MONTHS ENDED MARCH 31

                                    2003                 2002
                                    ----                 ----
NET REVENUES:
  TOTAL REVENUES                 $2,776,089            2,938,337
                                  ---------            ---------
NET EARNINGS:
  NET OPERATING PROFIT              140,581              284,426
  NET GAINS(LOSS) ON DISPOSAL
   OF ASSETS                        462,517              356,877
                                  ---------            ---------
TOTAL NET EARNINGS                  603,098              641,303
                                  ---------            ---------

EARNINGS PER COMMON SHARE:
  NET OPERATING PROFIT                 0.14                 0.26
  NET GAINS(LOSS) ON DISPOSAL
   OF ASSETS                           0.46                 0.32
  RESTATEMENTA OF INCOME NET
   OF TAX                                 -                    -
                                  ---------            ---------
TOTAL EARNINGS PER COMMON SHARE        0.60                 0.58
                                  ---------            ---------
AVERAGE NUMBER OF SHARES
 OUTSTANDING                      1,004,596            1,102,087

                              Exhibit 99.2


                    VULCAN INTERNATIONAL CORPORATION
                           Executive Offices:
                     300 Delaware Avenue, Suite 1704
                       Wilmington, Delaware  19801



FOR IMMEDIATE RELEASE                          July 15, 2003
---------------------

Vulcan International Corporation, the parent of Vulcan Corporation, a Tennessee corporation, a diversified manufacturer of rubber and foam products and bowling pins with manufacturing plants in Tennessee and Wisconsin, announced that net revenues for the second quarter ending
June 30,2003 increased to $3,107,557 from $2,788,179 in the second quarter of 2002. Net earnings from continuing operations increased to $302,885 in the second quarter of 2003 from $297,079 in the second quarter of 2002. Capital gains in second quarter of 2003 due mainly to sales of assets were $142,369 compared to $137,554 in the second quarter of2002.

On a per share basis in the second quarter ending June 30, 2003 the Company had earnings, including capital gains, of 44 cents per share compared to 40 cents in the second quarter of-2002.

For the six month period ending June 30, 2003, the company had consolidated net earnings from continuing operations of $443,466 on revenues of $5,883,646. This compares to consolidated net earnings from continuing operations of$581,505 on revenues of $5,726,516 in 2002. Capital gains for the six months ending June 30, 2003 due mainly from the sale of securities were $604,886 compared to $494,431 for the six months ending June 30, 2002. Total consolidated net earnings in 2003 for the six months were $1,048,352 compared to $1,075,936 in 2002.

On a per share basis for the six month period ending June 30, 2003, the Company had earnings, including capital gains, of $1.04 per share compared to 98 cents in the six months ending June 30, 2002.



     Attribute to Benjamin Gettler, Chairman of the Board and President.

     For more information:  Contact Vernon E. Bachman, Vice President
                            Secretary and Treasurer at (513) 621-2850

<PAGE

                      VULCAN INTERNATIONAL CORPORATION
                               COMPARISON
                          3 MONTHS ENDED JUNE 30

                                       2003               2002
                                       ----               ----
NET REVENUES:
  CONTINUING OPERATIONS          $3,107,557            2,788,179
                                  ---------            ---------
NET EARNINGS:
  CONTINUING OPERATIONS             302,885              297,079
  NET GAINS(LOSS) ON DISPOSAL
   OF ASSETS                        142,369              137,554
                                  ---------            ---------
TOTAL NET EARNINGS                  445,254              434,633
                                  ---------            ---------

EARNINGS PER COMMON SHARE:
  CONTINUING OPERATIONS                0.30                 0.27
  NET GAINS(LOSS) ON DISPOSAL
   OF ASSETS                           0.14                 0.13
                                  ---------            ---------
TOTAL EARNINGS PER COMMON SHARE        0.44                 0.40
                                  ---------            ---------
AVERAGE NUMBER OF SHARES
 OUTSTANDING                      1,004,707            1,101,490

                      VULCAN INTERNATIONAL CORPORATION
                               COMPARISON
                         6 MONTHS ENDED JUNE 30

                                       2003               2002
                                       ----               ----
NET REVENUES:
  CONTINUING OPERATIONS          $5,883,646            5,726,516
                                  ---------            ---------
NET EARNINGS:
  CONTINUING OPERATIONS             443,466              581,505
  NET GAINS(LOSS) ON DISPOSAL
   OF ASSETS                        604,886              494,431
                                  ---------            ---------
TOTAL NET EARNINGS                1,048,352            1,075,936
                                  ---------            ---------

EARNINGS PER COMMON SHARE:
  CONTINUING OPERATIONS                0.44                 0.53
  NET GAINS(LOSS) ON DISPOSAL
   OF ASSETS                           0.60                 0.45
                                  ---------            ---------
TOTAL EARNINGS PER COMMON SHARE        1.04                 0.98
                                  ---------            ---------
AVERAGE NUMBER OF SHARES
 OUTSTANDING                      1,004,652            1,101,787

                              Exhibit 99.3


                    VULCAN INTERNATIONAL CORPORATION
                           Executive Offices:
                     300 Delaware Avenue, Suite 1704
                       Wilmington, Delaware  19801



FOR IMMEDIATE RELEASE                             October 20, 2003
---------------------

Vulcan International Corporation, the parent of Vulcan Corporation, a Tennessee corporation, a diversified manufacturer of rubber and foam products and bowling pins with manufacturing plants in Tennessee and Wisconsin, announced that net earnings from continuing operations increased to $440,642, including $65,160 of capital gains, in the third quarter of 2003 from $412,802 including $182,967 of capital gains, in the third quarter of 2002. In the third quarter the claims of the United States against the Company for past and future clean-up costs and expenses with respect to the Re-Solve, Inc. Superfund site in North Dartmouth, Massachusetts were settled. During the third quarter, the Company recognized approximately $955,000 of income related to that settlement.

On a per share basis in the second quarter ending June 30, 2003 the Company had operating earnings of 44 cents per share compared to 38 cents in the third quarter of-2002. In the third quarter of 2003, income related to the Re-Solve settlement added an additional 95 cents per share making the total $1.39 per share for the quarter.

For the nine month period ending September 30, 2003, the Company had net earnings from continuing operations of $1,448,994, including $670,046 of capital gains, compared to consolidated net earnings from continuing operations of $1,488,738, including $677,398 of capital gains, for the nine months ending September 30, 2002. When income related to the settlement is added to the nine months of 2003, total consolidated net earnings in 2003 rose to $2,443,994.

On a per share basis for the nine-month period ending September 30, 2003, the Company had net earnings, including capital gains, of $1.48 per share compared to $1.36 in the nine months ending September 30, 2002. Income related to the Re-Solve settlement added 95 cents to total consolidated net earnings per share in 2003, that is, a total of $2.43 per share.



     Attribute to Benjamin Gettler, Chairman of the Board and President.

     For more information:  Contact Vernon E. Bachman, Vice President
                            Secretary and Treasurer at (513) 621-2850

<PAGE

                      VULCAN INTERNATIONAL CORPORATION
                               COMPARISON
                        3 MONTHS ENDED September 30

                                       2003               2002
                                       ----               ----
NET REVENUES:
  CONTINUING OPERATIONS          $3,519,528            2,870,541
                                  ---------            ---------
NET EARNINGS:
  CONTINUING OPERATIONS             375,482              229,835
  NET GAINS(LOSS) ON DISPOSAL
   OF ASSETS                         65,160              182,967
  INCOME RELATED TO SETTLEMENT  (1) 955,000                    -
                                  ---------            ---------
TOTAL NET EARNINGS                1,395,642              412,802
                                  ---------            ---------

EARNINGS PER COMMON SHARE:
  CONTINUING OPERATIONS                0.38                 0.21
  NET GAINS(LOSS) ON DISPOSAL
   OF ASSETS                           0.06                 0.17
  INCOME RELATED TO SETTLEMENT         0.95                    -
                                  ---------            ---------
TOTAL EARNINGS PER COMMON SHARE        1.39                 0.38
                                  ---------            ---------
AVERAGE NUMBER OF SHARES
 OUTSTANDING                      1,004,707            1,087,988

                      VULCAN INTERNATIONAL CORPORATION
                               COMPARISON
                        9 MONTHS ENDED SEPTEMBER 30

                                       2003               2002
                                       ----               ----
NET REVENUES:
  CONTINUING OPERATIONS          $9,403,174            8,597,057
                                  ---------            ---------
NET EARNINGS:
  CONTINUING OPERATIONS             818,948              811,340
  NET GAINS(LOSS) ON DISPOSAL
   OF ASSETS                        670,046              677,398
  INCOME RELATED TO SETTLEMENT  (1) 955,000                    -
                                  ---------            ---------
TOTAL NET EARNINGS                2,443,994            1,488,738
                                  ---------            ---------

EARNINGS PER COMMON SHARE:
  CONTINUING OPERATIONS                0.81                 0.74
  NET GAINS(LOSS) ON DISPOSAL
   OF ASSETS                           0.67                 0.62
  INCOME RELATED TO SETTLEMENT         0.95                    -
                                  ---------            ---------
TOTAL EARNINGS PER COMMON SHARE        2.43                 1.36
                                  ---------            ---------
AVERAGE NUMBER OF SHARES
 OUTSTANDING                      1,004,670            1,097,137


  (1) Claims of the United States against the Company for past and future clean-up cost and expenses with respect to the Re-Solve, Inc. Superfund site in North Dartmouth, Massachusetts have been resolved by the docketing of a settlement agreement in the Federal District Court of Massachusetts approved by Senior Federal Judge Robert Keeton. The settlement provides that the Company will pay to the U.S Department of Justice the amount of $3,800,000 plus interest from November 1, 2002. On September 22, 1999, the court issued a judgment against the Company in the amount o f $3,465,438, plus interest , for unreimbursed response costs, plus any additional unreimbursed response costs, interest and certain future costs, the United States incurs at the site. The Company challenged that final judgment. The approved settlement agreement resolves all matters involved in the case. During the third quarter, the Company recognized approximately $955,000 of income net of tax related to the settlement.

??