Form 10-Q
period 2004-06-30
VULCAN INTERNATIONAL CORP
filed 2004-08-16
CIK 848446

7UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.   20549

FORM 10-Q

(Mark One)

(  X  )

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

 (      )

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from         to

Commission File Number  1-10219

VULCAN INTERNATIONAL CORPORATION

(Exact name of registrant as specified in its charter)

Delaware

     31-0810265

    (State or other jurisdiction of

  (I.R.S. Employer

    incorporation or organization)

Identification Number)

300 Delaware Avenue,  Suite 1704,  Wilmington, Delaware   19801

(Address of principal executive offices, including Zip Code)

(302) 427-5804

(Registrant's telephone number, including area code)

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

Yes   __  No   _X_

The number of shares outstanding of the issuer's common stock, without par value, as of June 30, 2004 was 1,006,707 shares.

VULCAN INTERNATIONAL CORPORATION

INDEX

Page No.
Part I - Financial Information

Item 1. Financial Statements

Condensed Consolidated Balance Sheets	1

Condensed Consolidated Statements of Income	2

Condensed Consolidated Statements of Cash Flows	3

Notes to Condensed Consolidated Financial Statements	4 - 11

Report of Registered Public Accounting Firm	12

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3. Quantitative and Qualitative Disclosures about Market Risks	14

Item 4. Controls and Procedures	14

Part II - Other Information

Item 1. Legal Proceedings	15

Item 2. Changes in Securities and Use of Proceeds	15

Item 3. Defaults Upon Senior Securities	15

Item 4. Submission of Matters to a Vote of Security Holders	15

Item 5. Other Information	15

Item 6. Exhibits and Reports on Form 8-K	16

Signatures	17

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

VULCAN INTERNATIONAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,
	2004	December 31,
	(Unaudited)	2003
- ASSETS -
CURRENT ASSETS:
Cash	$1,350,357	1,503,349
Marketable securities (at fair market value)	34,906,812	37,734,263
Accounts receivable	1,186,495	1,499,387
Inventories	509,275	650,910
Prepaid expense and federal income tax	33,126	641,752
TOTAL CURRENT ASSETS	37,986,065	42,029,661

PROPERTY, PLANT AND EQUIPMENT - at cost	11,843,070	11,695,407
Less - Accumulated depreciation and depletion	10,044,882	9,937,672
NET PROPERTY, PLANTAND EQUIPMENT	1,798,188	1,757,735

OTHER ASSETS:
Investment in joint venture	-	37,894
Marketable securities (at fair market value)	34,984,496	36,071,995
Deferred charges and other assets	5,732,652	5,642,651
TOTAL OTHER ASSETS	40,717,148	41,752,540

TOTAL ASSETS	$80,501,401	85,539,936

- LIABILITIES AND SHAREHOLDERS' EQUITY -
CURRENT LIABILITIES:
Notes payable	$-	3,892,000
Deferred income tax	10,014,725	10,948,957
Other	1,465,693	1,381,386
TOTAL CURRENT LIABILITIES	11,480,418	16,222,343

OTHER LIABILITIES:
Deferred income tax	11,994,301	12,162,461
Minority interest in partnerships	11,359	10,799
Other liabilities	29,817	29,817
TOTAL OTHER LIABILITIES	12,035,477	12,203,077

COMMITMENTS AND CONTINGENCIES	-	-

SHAREHOLDERS' EQUITY
Capital stock	249,939	249,939
Additional paid-in capital	8,314,425	8,253,925
Retained earnings	32,573,019	30,222,940
Accumulated other comprehensive income	42,067,486	44,627,575
	83,204,869	83,354,379

Less-Common stock in treasury, at cost	26,219,363	26,239,863
TOTAL SHAREHOLDERS’ EQUITY	56,985,506	57,114,516

TOTAL LIABILITIES AND
SHAREHOLDERS’ EQUITY	$80,501,401	85,539,936

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

VULCAN INTERNATIONAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	Six Months Ended		Three Months Ended
	June 30,		June 30,

	2004	2003	2004	2003
REVENUES:
Net sales	$4,680,331	3,932,987	2,175,981	2,260,478
Dividends	1,237,878	1,148,327	616,355	580,273
TOTAL REVENUES	5,918,209	5,081,314	2,792,336	2,840,751

COST AND EXPENSES:
Cost of sales	4,314,135	3,791,960	2,004,961	2,096,038
General and administrative	972,610	757,924	527,996	372,603
Interest expense	25,268	64,781	(31)	26,986
TOTAL COST AND EXPENSES	5,312,013	4,614,665	2,532,926	2,495,627

MINORITY INTEREST	(560)	(649)	(563)	(236)

INCOME FROM CONTINUING OPERATIONS BEFORE GAIN ON SALE OF ASSETS AND INCOME TAXES	605,636	466,000	258,847	344,888

NET GAIN ON SALE OF PROPERTY, EQUIPMENT AND SECURITIES	441,359	683,766	115,373	135,865

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	1,046,995	1,149,766	374,220	480,753

INCOME TAX PROVISION (BENEFIT)	177,183	132,638	(17,330)	28,602

NET INCOME FROM CONTINUING OPERATIONS	869,812	1,017,128	391,550	452,151

DISCONTINUED OPERATIONS:
Income (loss) from operations, net of income taxes	38,086	31,224	-	(6,897)
Gain on sale of division assets, net of income taxes	1,542,852	-	-	-
NET INCOME FROM DISCONTINUED OPERATIONS	1,580,938	31,224	-	(6,897)

NET INCOME	$2,450,750	1,048,352	391,550	445,254

DIVIDENDS DECLARED PER COMMON SHARE	$.10	.10	.05	.05

EARNINGS PER COMMON SHARE:
Basic -
Continuing operations	$.86	1.01	.38	.45
Discontinued operations	1.57	.03	-	(.01)
	$2.43	1.04	.38	.44

Diluted -
Continuing operations	$.86	1.01	.38	.45
Discontinued operations	1.57	.03	-	(.01)
	$2.43	1.04	.38	.44

AVERAGE SHARE OUTSTANDING:
Basic -	1,006,663	1,004,652	1,006,707	1,004,707
Diluted -	1,014,909	1,005,346	1,095,087	1,005,628

The accompanying notes to consolidated financial statements are an integral part of these statements. - 2 -

VULCAN INTERNATIONAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	June 30,	June 30,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Cash received from customers	$4,959,900	4,485,658
Cash paid to suppliers and employees	(5,3,47,741)	(5,707,167)
Dividends received	1,237,879	1,148,327
Interest paid	(26,022)	(24,292)
Income tax paid	(22,046)	185,000)
NET CASH PROVIDED BY OPERATING ACTIVITIES	820,060	(282,474)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of property, equipment and securities	463,642	692,987
Purchase of property and equipments	(210,630)	(42,752)
Collections on notes receivable and other	67,717	56,480
Proceeds from sale of discontinued operations	2,716,890	-
NET CASH FROM INVESTING ACTIVITIES	3,0367,619	706,715

CASH FLOWS FROM FINANCING ACTIVITIES:
Net repayment under credit agreement	(3,892,000)	(1,000,000)
Cash dividends paid	(100,671)	(100,471)
NET CASH FLOWS FROM FINANCING ACTIVITIES	(3,992,671)	(1,100,471)

DECREASE IN CASH AND CASH EQUIVALENTS	(152,992)	(676,230)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,503,349	1,682,049

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,350,357	1,005,819

RECONCILIATION OF NET INCOME TO NET CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,450,750	1,048,352
Adjustment:
Depreciation and amortization	166,589	197,852
Deferred income taxes	216,441	(36,817)
Equity in joint venture and minority interest	560	(139,766)
Net gain on sale of property, equipment and securities	(2,614,411)	(683,766)
Increase in accounts receivable	(111,887)	(249,661)
Increase in inventories	(7,246)	(506,925)
Change in accounts payable, accrued expenses and other assets	701,264	87,940
NET CASH FLOW FROM OPERATING ACTIVITIES	802,060	(282,474)

The accompanying notes to consolidated financial statements are an integral part of these statements. - 3 -

VULCAN INTERNATIONAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the six months ended June 30, 2004 and 2003

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

MARKETABLE SECURITIES

The Company's investments in marketable securities have been classified as available-for-sale securities and reported at their fair value as determined by quoted market prices as follows:

		Gross	Gross
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
June 30, 2004
Current	$3,529,410	31,400,013	22,611	34,906,812
Long-term	2,623,283	32,361,213	-	34,984,496
	$6,152,693	63,761,226	22,611	69,891,308

December 31, 2003
Current	$3,565,437	34,183,094	14,268	37,734,263
Long-term	2,623,283	33,448,712	-	36,071,995
	$6,188,720	67,631,806	14,268	73,806,258

INVENTORIES

	June 30,	December 31,
	2004	2003
	(Unaudited)
Inventories consisted of:
Finished goods	$81,537	449,619
Work in process	127,479	26,478
Raw materials	300,259	174,813
Total inventories	$509,275	650,910

VULCAN INTERNATIONAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the six months ended June 30, 2004 and 2003

UNAUDITED

(Continued)

EARNINGS PER COMMON SHARE

Basic earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding during the period.  Diluted earnings per share is adjusted for the dilutive effects of stock options.  The diluted average number of common shares outstanding has been increased for the assumed exercise of stock options with proceeds used to purchase treasury shares at the average market price for the period.  The computations were as follows for the six and three months ended

June 30:

	For the six months		For the threes months
	ended June 30,		ended June 30,
	2004	2003	2004	2003
Net income from continuing operations	$869,812	1,017,128	391,550	452,151
Net income from discontinued operations net of income tax	1,580,938	31,224	-	(6,897)
Net income	$2,450,750	1,048,352	391,550	445,254

Weighted average number of shares outstanding used in the calculation of basic earnings per common share	1,006,663	1,004,652	1,006,707	1,004,707
Add - dilutive effect of stock options	8,246	694	8,380	921

Adjusted weighted average number of shares outstanding used in the calculation of diluted earnings per common share	1,014,909	1,005,346	1,015,087	1,005,628

Basic earnings per common share:
Continuing operations	$0.86	1.01	0.38	0.45
Discontinued operations	1.57	0.03	-	(0.01)
	$2.43	1.04	0.38	0.44

Diluted earnings per common share:
Continuing operations	$.86	1.01	0.38	0.45
Discontinued operations	1.57	.03	-	(0.01)
	$2.43	1.04	0.38	0.44

VULCAN INTERNATIONAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the six months ended June 30, 2004 and 2003

UNAUDITED

(Continued)

LEGAL MATTERS

The Company has an interest in a partnership, Cincinnati Club Building Associates ("CCBA"), that owns certain real estate.  On August 13, 1999 a Complaint for money damages in excess of $25,000, based upon breach of fiduciary duty was filed by the other partner in the Court of Common Pleas in Hamilton County, Ohio.  Essentially, the plaintiff is seeking an adjustment of the capital account balances which would result in a higher distribution of cash flow to the plaintiff.  The Court of Common Pleas in Hamilton County, Ohio, in 2003, granted summary judgment in the Company’s favor.  On January 6, 2004, the plaintiff appealed this decision.  The Company believes that the suit is without merit and has been defending itself vigorously against the issues raised.

CCBA appealed a real estate tax assessment from 1999 that had increased the annual real estate tax and was granted a revision.  CCBA received a $96,000 refund of the additional tax paid in 1999.  During 2001, the local school board appealed the revision.  In 2003, the Ohio Board of Tax Appeals ruled in favor CCBA.  The school board appealed that ruling to the Ohio Supreme Court.  A settlement agreement and dismissal of the suit was reached in May, 2004.  CCBA had recorded a liability of approximately $135,500 related to this issue based on the revised value asserted by the local school board.  This liability will be recognized as income in 2004.

The Company is involved in other litigation matters and claims which are normal in the course of operations.  Management believes that the resolution of these matters will not have a material effect on the Company's business or financial condition.

VULCAN INTERNATIONAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the six months ended June 30, 2004 and 2003

UNAUDITED

(Continued)

COMPREHENSIVE INCOME

Total comprehensive income (loss) was as follows:

	For the six months		For the three months
	ended June 30,		ended June 30,
	2004	2003	2004	2003

Net income	$2,450,750	1,048,352	391,550	445,254
Other comprehensive income (loss):
Net unrealized gain (loss) on marketable securities (net of tax benefits of $1,265,804 and $655,379 for the six and three months ended June 30, 2004 and net of taxes of $2,757,379 and $3,834,742 for the six and three months ended June 30, 2003)	(2,457,148)	5,352,559	(1,272,206)	7,443,910
Less: reclassification adjustment for gains included in net income (net of taxes of $53,030 for the six months ended June 30, 2004 and net of taxes of $124,335 and $6,402 for the six and three months ended June 30, 2003)	(102,941)	(241,357)	-	(12,427)

Total comprehensive income (loss)	$(109,339)	6,159,554	(880,656)	7,876,737

Accumulated other comprehensive income consists of unrealized holding gains, net of tax, on securities available for sale of $42,067,486 at June 30, 2004 and $44,627,575 at December 31, 2003.

DISCONTINUED OPERATIONS

In March, 2004, the Company completed the sale of its 50% interest in a Joint Venture, Vulcan Brunswick Bowling Pin Company (“VBBP”), to Brunswick Bowling and Billiards Company (“Brunswick”) for $2,000,000.  VBBP manufactures bowling pins in Antigo, Wisconsin.  Pursuant to this sale, the Company does not have a right to any net profits from VBBP after December 31, 2002.  In March, 2004 , Brunswick also purchased the Company’s bowling pin business for $716,890.  The prior period’s financial statements have been restated to present the results of operations from bowling pin operations as discontinued operations.  For business segment reporting purposes, the financial results from bowling pin operations were previously reported in the segment “Bowling Pins”.

VULCAN INTERNATIONAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the six months ended June 30, 2004 and 2003

UNAUDITED

(Continued)

DISCONTINUED OPERATIONS (Continued)

Net sales and income (loss) from discontinued operations are as follows:

	For the six months		For the three months
	ended June 30,		ended June 30,
	2004	2003	2004	2003
Net sales	$391,546	802,332	-	266,805

Income before income taxes	53,686	35,296	-	(10,125)
Income tax expense (benefit)	15,600	4,072	-	(3,228)

Net income (loss)	$38,086	31,224	-	(6,897)

STOCK OPTIONS

Options to purchase not more than 50,000 shares of treasury stock at $37.24 per share, that were granted to the President of the Company in 2001 will expire in 2008.  In 2003, the options were changed to decrease the option exercise price to $33.20 per share.  The closing price of the stock at June 30, 2004 was $47.30.  As a result, the Company accrued an additional compensation expense liability of $177,500 related to these stock options in the six month period ended June 30, 2004.  No options were exercised under this grant  in 2003 or 2004.

The Company applies APB No. 25 and related interpretations in accounting for stock options.  Had compensation  expense for the stock option been determined based on the fair value or modification dates in accordance with SFAS.No. 123, the Company’s net income and earnings per share would have been adjusted to the pro forma accounts as follows:

VULCAN INTERNATIONAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the six months ended June 30, 2004 and 2003

UNAUDITED

(Continued)

STOCK OPTIONS (Continued)

	For the six months		For the three months
	ended June 30,		ended June 30,
	2004	2003	2004	2003
Net income, as reported	$2,450,750	1,048,352	391,550	445,254

Add: Stock-option-based employee compensation expense included in reported net income, net of related tax effect	117,150	-	89,100	-

Deduct: Total stock-option-based employee compensation expense determined under fair value based method, net of related tax effect	-	(162,096)	-	-
Pro forma net income	$2,567,900	886,256	480,650	445,254

Earnings per share:
Basic and diluted – as reported	$2.43	1.04	0.38	0.45
Basic and diluted – as pro forma	$2.55	0.88	0.48	0.45

POSTRETIREMENT BENEFITS

The Company maintains a noncontributory defined benefit pension plan for certain eligible salaried and hourly employees.  SFAS No. 132 (Revised), "Employees' Disclosure about Pension and Other Postretirement Benefits", requires the components of net periodic pension cost to be disclosed on an interim basis as follows:

Components of net period pension cost:

	For the six months		For the threes months
	ended June 30,		ended June 30,
	2004	2003	2004	2003
Service cost	$22,324	20,284	11,162	10,142
Interest cost	249,878	257,248	124,939	128,624
Expected return on plan assets	(434,968)	(391,036)	(217,484)	(195,518)
Amortization of prior service cost	-	10,298	-	5,149
Amortization of net actuarial loss	72,306	122,390	36,153	61,195
Net period pension cost (benefit)	$(90,460)	19,184	(45,230)	9,592

VULCAN INTERNATIONAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the six months ended June 30, 2004 and 2003

UNAUDITED

(Continued)

POSTRETIREMENT BENEFITS (Continued)

The Company previously disclosed in its financial statements for the year ended December 31, 2003 that it expected not to make any contribution to its pension plan over the year ending December 31, 2004.  As of June 30, 2004, no contributions have been made and the Company anticipates that no contributions will be made during the rest of 2004.

BUSINESS SEGMENT INFORMATION

Reportable segments are as follows:

	For the six months ended		For the threes months ended
	June 30,		ended June 30,
	2004	2003	2004	2003
NET SALES FROM CONTINUING OPERATIONS
Rubber and Foam Products	$4,473,829	3,730,941	2,068,734	2,158,264
Real Estate Operations	438,492	443,251	200,273	217,929
Intersegment net sales	(5,473)	(22,719)	-	(5,718)
	4,906,848	4,151,473	2,269,007	2,370,475

Timber sales included in real estate operations, reported in gain on sale of property and equipment	(226,517)	(218,486)	(93,026)	(109,997)

TOTAL SALES FROM CONTINUING OPERATIONS	$4,680,331	3,932,987	2,175,981	2,260,478

OPERATING PROFIT (LOSS) FROM CONTINUING OPERATIONS:
Rubber and Foam Products	$(55,649)	(259,561)	(51,629)	(29,484)
Real Estate Operations	195,408	191,273	80,931	82,218

TOTAL OPERTING PROFIT (LOSS) FROM CONTINUING OPERATIONS	139,759	(68,288)	29,302	52,734

VULCAN INTERNATIONAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the six months ended June 30, 2004 and 2003

UNAUDITED

(Continued)

BUSINESS SEGMENT INFORMATION (Continued)

	For the six months ended		For the threes months ended
	June 30,		ended June 30,
	2004	2003	2004	2003

Interest expense - net	(25,268)	(64,781)	31	(26,986)
Other unallocated corporate income - net	9932,504	1,282,835	344,887	455,005
Income tax benefit (provision)	(177,183)	(132,638)	17,330	(28,602)

NET INCOME FROM CONTINUING OPERATIONS	869,812	1,017,128	391,550	452,151

DISCONTINUED OPERATIONS:
Gain on sale of division assets, net of income taxes	1,542,852	-	-	-
Income (loss) from operations, net of income taxes	38,086	31,224	-	(6,897)

NET INCOME	$2,450,750	1,048,352	391,550	445,254

REVIEW BY INDEPENDENT ACCOUNTANTS

The condensed consolidated financial statements at June 30, 2004, and for the three and six month periods  then ended have been reviewed, prior to filing, by  the Registrant's independent accountants, J.D. Cloud & Co. L.L.P., whose  report covering their review of the financial statements is included in this report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Vulcan International Corporation

Wilmington, Delaware

We have reviewed the accompanying condensed consolidated balance sheet of Vulcan International Corporation and subsidiaries as of June 30, 2004, and the related condensed consolidated statements of income and cash flows for the six month and three month periods ended June 30, 2004 and 2003.  These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States).  A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters.  It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board, the objective of which is the expression of an opinion regarding the financial statements taken as a whole.  Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying condensed consolidated financial statements for them to be in conformity with U.S. generally accepted accounting principles.

We previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Vulcan International Corporation and subsidiaries as of December 31, 2003, and the related consolidated statements of income, shareholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated February 27, 2004, we expressed an unqualified opinion on those consolidated financial statements.  In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2003, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

J.D. CLOUD & CO. L.L.P.

Certified Public Accountants

Cincinnati, Ohio

August 11, 2004

PART I - FINANCIAL INFORMATION

(Continued)

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of

Operations.

Net sales revenue for the six months ended June 30, 2004, increased $747,344 or 19.0% over the corresponding period in 2003.  Cost of sales increased $522,175 or 13.8% during the six months ended June 30, 2004 compared to the corresponding six month period in 2003.  Net sales revenue for the second quarter of 2004 decreased $84,497 or 3.4% and cost of sales decreased $91,077 or 4.3% compared to the corresponding quarter in 2003.  The change for the six months ended June 30, 2004 is due to increased sales and costs in the Company's Rubber and Foam segment and the continued reduction of loss of that segment.

General and administrative expenses increased $214,686 or 28.3% in the six months ended June 30, 2004, as compared to the corresponding six month period in 2003.  General and administrative expenses for the second quarter of 2004 increased $155,393 or 41.7% compared to the corresponding quarter in 2003.  Compensation expense recorded related to the Company's stock option plan accounted for most of the increase in general and administrative expenses for the quarter and six months ended June 30, 2004.

Interest expense for the six months ended June 30, 2004 decreased $39,513.  Interest expense for the three months ended June 30, 2003 decreased $27,017.  The decreases are due to decreased interest rates and elimination of  short-term debt.

Gains on the sale of property, equipment and securities were $441,359 for the six months ended June 30, 2004, as compared to $683,766 for the corresponding period in 2003. Gain on sale of property, equipment and securities for the second quarter of 2004 were $115,373 as compared to $135,865 for the same period in 2003.  Gains in 2004 and 2003 were primarily the result of the sale of marketable securities and timber.

Total assets declined from December 31, 2003 and June 30, 2004 primarily due to a general decline in the market value of marketable securities.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash requirements during the second quarter of 2004 were funded in part through earnings as well as from the sale of timber, equipment and marketable securities.  The cash from these transactions was primarily used in operations. The Company expects to continue, when necessary, to use short-term borrowings to meet cash requirements not fully provided by earnings.  There were approximately $29,000 of commitments for capital expenditures as of June 30, 2004.

During the six months ended June 30, 2004, 2000 shares of treasury stock valued at $81,000 were issued to the President as bonus compensation.

PART I - FINANCIAL INFORMATION

(Continued)

Item 3.     Quantitative and Qualitative Disclosures about Market Risks.

MARKETABLE SECURITIES

The fair value of marketable securities has decreased $5,086,623 from December 31, 2003 to July 31, 2004.  At July 31, 2004 the fair value of marketable securities was $68,719,635 as compared to $69,891,308 at June 30, 2004.

The net unrealized holding gain at July 31, 2004 was approximately $41,294,000 net of deferred taxes of approximately $21,273000.  The Company is subject to the risk that fair value securities could decline further.

Item 4.     Controls and Procedures

a)  Disclosure controls and procedures.  The Chief Executive Officer and the Principal Financial Officer have carried out an evaluation of the effectiveness of the Company's disclosure controls and procedures that are designed to ensure that information relating to the Company required to be disclosed by the Company in the reports that it files or submits under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.  Based upon this evaluation, these officers have concluded, that as of June 30, 2004, the Company's disclosure controls and procedures were adequate.

b)  Changes in internal control over financial reporting.  During the period covered by this report, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings – Not applicable

Item 2. Changes in Securities and Use of Proceeds -

On May 13, 2004, the shareholders approved and ratified a Board Resolution authorizing the purchase of up to 100,000 shares of the Company's outstanding common stock at such times as the President may determine are in the best interest of the Company.  No shares have been purchased under this plan as of August 11, 2004.

Item 3. Defaults Upon Senior Securities - Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders -

The Annual Meeting of the shareholders of Vulcan International Corporation was held on May 13, 2004.  The following matters were voted upon:

a.

The following members of the Board of Directors of Vulcan International Corporation were elected as directors by the votes indicated:

Director	For	Against
Leonard Aconsky	957,400	120
Benjamin Gettler	830,374	127,146
Thomas D. Gettler	830,519	127,001
Edward B. Kerin	954,288	3,232
Warren C. Falberg	954,400	3,120

b.

Approval and ratification of all purchases of Company stock by the Company since May 8, 2003, and approval and ratification of the action of the Board of Directors at its May 13, 2004 meeting authorizing the purchase of up to 100,000 shares of the Company at such times as the President may determine are in the best interest of the Company:

For	Against
957,400	120

Item 5. Other Information - Not Applicable

PART II - OTHER INFORMATION

(Continued)

Item 6. Exhibits and Reports on Form 8-K.

a . Exhibits

Exhibit 11 - Statement regarding computation of per share earnings is included in Part 1,

  Item 1 of this Form 10Q, page 4.

Exhibit 31.1 - Rule 13a-14(a)/15d-14(a) Certification of Benjamin Gettler.

Exhibit 31.2 - Rule 13a-14(a)/15d-14(a) Certification of Vernon E. Bachman.

Exhibit 32 - Section 1350 Certifications

b.  The Company was not required to file Form 8-K for the quarter ended June 30, 2004.

PART II - OTHER INFORMATION

(Continued)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VULCAN INTERNATIONAL CORPORATION

Date:  August 16, 2004

By:  /s/ Benjamin Gettler

Benjamin Gettler

Chairman of the Board, President

and Chief Executive Officer

Date:  August 16, 2004

By:  /s/ Vernon E. Bachman

Vernon E. Bachman

Vice President, Secretary-Treasurer

and Principal Accounting Officer