Form 10-Q
period 2004-09-30
VULCAN INTERNATIONAL CORP
filed 2004-11-10
CIK 848446

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.   20549

FORM 10-Q

(Mark One)

(  X  )

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

Yes   __  No   _X_

The number of shares outstanding of the issuer's common stock, without par value, as of September 30,

 2004 was 1,006,707 shares.

VULCAN INTERNATIONAL CORPORATION

INDEX

Page No.
Part I - Financial Information

Item 1. Financial Statements

Condensed Consolidated Balance Sheets	1

Condensed Consolidated Statements of Income	2

Condensed Consolidated Statements of Cash Flows	3

Notes to Condensed Consolidated Financial Statements	4 - 11

Report of Registered Public Accounting Firm	12

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3. Quantitative and Qualitative Disclosures about Market Risks	14

Item 4. Controls and Procedures	14

Part II - Other Information

Item 1. Legal Proceedings	15

Item 2. Changes in Securities and Use of Proceeds	15

Item 3. Defaults Upon Senior Securities	15

Item 4. Submission of Matters to a Vote of Security Holders	15

Item 5. Other Information	15

Item 6. Exhibits and Reports on Form 8-K	15

Signatures	16

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

VULCAN INTERNATIONAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,
	2004	December 31,
	(Unaudited)	2003
- ASSETS -
CURRENT ASSETS:
Cash	$1,549,115	1,503,349
Marketable securities (at fair market value)	35,962,145	37,734,263
Accounts receivable	904,903	1,499,387
Inventories	673,420	650,910
Prepaid expense and federal income tax	115,959	641,752
TOTAL CURRENT ASSETS	39,205,542	42,029,661

PROPERTY, PLANT AND EQUIPMENT - at cost	11,839,047	11,695,407
Less - Accumulated depreciation and depletion	10,084,771	9,937,672
NET PROPERTY, PLANTAND EQUIPMENT	1,754,276	1,757,735

OTHER ASSETS:
Investment in joint venture	-	37,894
Marketable securities (at fair market value)	35,656,769	36,071,995
Deferred charges and other assets	5,777,652	5,642,651
TOTAL OTHER ASSETS	41,434,421	41,752,540

TOTAL ASSETS	$82,394,239	85,539,936

- LIABILITIES AND SHAREHOLDERS' EQUITY -
CURRENT LIABILITIES:
Notes payable	$-	3,892,000
Deferred income tax	10,352,666	10,948,957
Other	1,209,852	1,381,386
TOTAL CURRENT LIABILITIES	11,562,518	16,222,343

OTHER LIABILITIES:
Deferred income tax	12,257,502	12,162,461
Minority interest in partnerships	13,086	10,799
Other liabilities	29,817	29,817
TOTAL OTHER LIABILITIES	12,300,405	12,203,077

COMMITMENTS AND CONTINGENCIES	-	-

SHAREHOLDERS' EQUITY
Capital stock	249,939	249,939
Additional paid-in capital	8,314,425	8,253,925
Retained earnings	32,978,609	30,222,940
Accumulated other comprehensive income	43,207,706	44,627,575
	84,750,679	83,354,379

Less-Common stock in treasury, at cost	26,219,363	26,239,863
TOTAL SHAREHOLDERS’ EQUITY	58,531,316	57,114,516

TOTAL LIABILITIES AND
SHAREHOLDERS’ EQUITY	$82,394,239	85,539,936

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

VULCAN INTERNATIONAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	Nine Months Ended		Three Months Ended
	September 30,		September 30,

	2004	2003	2004	2003
REVENUES:
Net sales	$6,287,237	6,100,042	1,606,906	2,167,055
Dividends and interest	1,861,972	1,737,609	624,094	589,282
TOTAL REVENUES	8,149,209	7,837,651	2,231,000	2,756,337

COST AND EXPENSES:
Cost of sales	4,902,968	4,899,170	1,229,066	1,740,653
General and administrative	1,244,615	1,229,073	272,005	471,149
Operating Expenses	948,359	919,749	308,126	286,306
Interest expense	25,268	35,702	-	(29,079)
TOTAL COST AND EXPENSES	7,121,210	7,083,694	1,809,197	2,469,029

Income related to Re-Solve Settlement	-	1,448,119	-	1,448,119

MINORITY INTEREST	(2,287)	(864)	(1,727)	(215)

INCOME FROM CONTINUING
OPERATIONS BEFORE GAIN ON
SALE OF ASSETS AND INCOME
TAXES	1,025,712	2,201,212	420,076	1,735,212

NET GAIN ON SALE OF PROPERTY,
EQUIPMENT AND SECURITIES	482,711	849,456	41,352	165,690

INCOME FROM CONTINUING
OPERATIONS BEFORE INCOME TAXES	1,508,423	3,050,668	461,428	1,900,902

INCOME TAX PROVISION	182,685	644,316	5,502	511,678

NET INCOME FROM CONTINUING
OPERATIONS	1,325,738	2,406,352	455,926	1,389,224

DISCONTINUED OPERATIONS:
Income from discontinued operations, net of
income taxes	38,086	37,642	-	6,418

Gain on sale of segment, net of income
taxes of $630,200	1,542,852	-	-	-
NET INCOME FROM DISCONTINUED
OPERATIONS	1,580,938	37,642	-	6,418

NET INCOME	$2,906,676	2,443,994	455,926	1,395,642

DIVIDENDS DECLARED PER COMMON
SHARE	$.15	.15	.05	.05

EARNINGS PER COMMON SHARE:
Basic -
Continuing operations	$1.31	2.39	.45	1.38
Discontinued operations	1.57	.04	-	.01
	$2.88	2.43	.45	1.39

Diluted -
Continuing operations	$1.29	2.39	.43	1.38
Discontinued operations	1.57	.04	-	.01
	$2.86	2.43	.43	1.39

AVERAGE SHARES OUTSTANDING:
Basic -	1,006,678	1,004,670	1,006,707	1,004,707
Diluted -	1,015,277	1,005,855	1,015,993	1,008,192

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

VULCAN INTERNATIONAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	September 30,	September 30,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Cash received from customers	$6,825,460	7,033,877
Cash paid to suppliers and employees	(7,520,006)	(12,109,287)
Dividends and interest received	1,861,972	1,737,609
Interest paid	(26,022)	(85,928)
Income tax paid	(97,045)	(185,000)
NET CASH FLOWS FROM OPERATING ACTIVITIES	1,044,359	(3,608,729)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of property, equipment and securities	559,355	837,680
Purchase of property and equipments	(322,576)	(42,752)
Collections on notes receivable and other	90,744	89,094
Proceeds from sale of discontinued operations	2,716,890	-
NET CASH FLOWS FROM INVESTING ACTIVITIES	3,044,413	884,022

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (repayment) borrowings under credit agreement	(3,892,000)	2,696,831
Cash dividends paid	(151,006)	(150,706)
NET CASH FLOWS FROM FINANCING ACTIVITIES	(4,043,006)	2,546,125

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	45,766	(178,582)

CASH AND CASH EQUIVALENTS AT BEGINNING
OF PERIOD	1,503,349	1,682,049

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,549,115	1,503,467

RECONCILIATION OF NET INCOME TO NET CASH
FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,906,676	2,443,994
Adjustment:
Depreciation and amortization	268,087	300,509
Deferred income taxes	230,198	1,144,343
Equity in joint venture and minority interest	2,287	(201,952)
Net gain on sale of property, equipment and securities	(2,655,763)	(849,456)
(Increase) decrease in accounts receivable	146,677	(631,688)
Increase in inventories	(171,391)	(74,772)
Change in accounts payable, accrued expenses and
other assets	317,588	(5,739,707)
NET CASH FLOWS FROM OPERATING
ACTIVITIES	$1,044,359	(3,608,729)

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

- 3 -

VULCAN INTERNATIONAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the nine months ended September 30, 2004 and 2003

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

RECLASSIFICATION

Certain prior period data has been reclassified to conform to the current year presentation.

MARKETABLE SECURITIES

The Company's investments in marketable securities have been classified as available-for-sale securities and reported at their fair value as determined by quoted market prices as follows:

		Gross	Gross
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
September 30, 2004
Current	$3,529,410	32,459,329	26,594	35,962,145
Long-term	2,623,283	33,033,486	-	35,656,769
	$6,152,693	65,492,815	26,594	71,618,914

December 31, 2003
Current	$3,565,437	34,183,094	14,268	37,734,263
Long-term	2,623,283	33,448,712	-	36,071,995
	$6,188,720	67,631,806	14,268	73,806,258

INVENTORIES

	September 30,	December 31,
	2004	2003
Inventories consisted of:
Finished goods	$98,319	449,619
Work in process	138,165	26,478
Raw materials	436,936	174,813
Total inventories	$673,420	650,910

VULCAN INTERNATIONAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the six months ended September 30, 2004 and 2003

UNAUDITED

(Continued)

EARNINGS PER COMMON SHARE

Basic earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding during the period.  Diluted earnings per share is adjusted for the dilutive effects of stock options.  The diluted average number of common shares outstanding has been increased for the assumed exercise of stock options with proceeds used to purchase treasury shares at the average market price for the period.  The computations were as follows for the nine and three months ended

September 30:

	For the nine months		For the three months
	ended September 30,		ended September 30,
	2004	2003	2004	2003
Net income from continuing operations	$1,325,738	2,406,352	455,926	1,389,224
Net income from discontinued operations net of income tax	1,580,938	37,642	-	6,418
Net income	$2,906,676	2,443,994	455,926	1,395,642

Weighted average number of shares outstanding used in the calculation of basic earnings per common share	1,006,678	1,004,670	1,006,707	1,004,707
Add - dilutive effect of stock options	8,599	1,185	9,286	3,485

Adjusted weighted average number of shares outstanding used in the calculation of diluted earnings per common share	1,015,277	1,005,855	1,015,993	1,008,192

Basic earnings per common share:
Continuing operations	$1.31	2.39	.45	1.38
Discontinued operations	1.57	.04	-	.01
	$2.88	2.43	.45	1.39

Diluted earnings per common share:
Continuing operations	$1.29	2.39	.43	1.38
Discontinued operations	1.57	.04	-	.01
	$2.86	2.43	.43	1.39

VULCAN INTERNATIONAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the six months ended September 30, 2004 and 2003

UNAUDITED

(Continued)

INCOME TAX

In June, 2004, the Company completed all matters pertaining to the sale of its bowling pin operations, including the provision of services required of the Company pursuant to such sale.  In September, 2004, in connection with the filing of the Company's federal income tax return, management was advised that the Company is now classified as a Personal Holding Company under Internal Revenue Service regulations due to the percentage of passive income received by the Company, together with the concentration of ownership of over 50% of the Company's common stock by five shareholders as the term "shareholders" is defined by IRS regulations.  Management believes that such classification should not result in additional taxation under the Personal Holding Company regulations during the year 2004.

LEGAL MATTERS

The Company has an interest in a partnership, Cincinnati Club Building Associates ("CCBA"), that owns certain real estate.  On August 13, 1999 a Complaint for money damages in excess of $25,000, based upon breach of fiduciary duty was filed by the other partner in the Court of Common Pleas in Hamilton County, Ohio.  Essentially, the plaintiff is seeking an adjustment of the capital account balances which would result in a higher distribution of cash flow to the plaintiff.  The Court of Common Pleas in Hamilton County, Ohio, in 2003, granted summary judgment in the Company’s favor.  On  January 6, 2004, the plaintiff appealed this decision.  The Court of Appeals First Appellate District of Ohio, Hamilton County, Ohio upheld the decision of the Court of Common Pleas on October 8, 2004 in favor of the Company.

CCBA appealed a real estate tax assessment from 1999 that had increased the annual real estate tax and was granted a revision.  CCBA received a $96,000 refund of the additional tax paid in 1999.  During 2001, the local school board appealed the revision.  In 2003, the Ohio Board of Tax Appeals ruled in favor of CCBA.  The school board appealed that ruling to the Ohio Supreme Court.  A settlement agreement and dismissal of the suit was reached in May, 2004.  CCBA had recorded a liability of approximately $135,500 related to this issue based on the revised value asserted by the local school board.  The reversal of this liability has been recognized as income in 2004.

The Company is involved in other litigation matters and claims which are normal in the course of operations.  Management believes that the resolution of these matters will not have a material effect on the Company's business or financial condition.

VULCAN INTERNATIONAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the nine months ended September 30, 2004 and 2003

UNAUDITED

(Continued)

COMPREHENSIVE INCOME

Total comprehensive income (loss) was as follows:

	For the nine months		For the three months
	ended September 30,		ended September 30,
	2004	2003	2004	2003

Net income	$2,906,676	2,443,994	455,926	1,395,642
Other comprehensive income (loss):
Net unrealized gain (loss) on marketable securities (net of tax (benefits) of $(678,417) and $2,031,344 for the nine months ended September 30, 2004 and 2003; and $587,386 and $(726,034) for the three months ended September 30, 2004 and 2003)	(1,316,928)	3,943,198	1,140,220	(1,409,361)

Less: reclassification adjustment for gains included in net income (net of taxes of $53,030 and $146,903 for the nine months ended September 30, 2004 and 2003; and net of taxes of $22,568 for the three months ended September 30, 2003)	(102,941)	(285,165)	-	(43,808)

Total comprehensive income (loss)	$1,486,807	6,102,027	1,596,146	(57,527)

Accumulated other comprehensive income consists of unrealized holding gains, net of tax, on securities available for sale of $43,207,706 at September 30, 2004 and $44,627,575 at December 31, 2003.

VULCAN INTERNATIONAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the nine months ended September 30, 2004 and 2003

UNAUDITED

(Continued)

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

Net sales and income (loss) from discontinued operations are as follows:

	For the nine months		For the three months
	ended September 30,		ended September 30,
	2004	2003	2004	2003
Net sales	$391,546	1,565,523	-	763,191

Income before income taxes	53,686	47,721	-	12,425
Income tax expense	15,600	10,079	-	6,007

Net income	$38,086	37,642	-	6,418

STOCK OPTIONS

Options to purchase not more than 50,000 shares of treasury stock at $37.24 per share, that were granted to the President of the Company in 2001 will expire in 2008.  In 2003, the options were changed to decrease the option exercise price to $33.20 per share.  The closing price of the stock at September 30, 2004 was $44.60.  As a result, the Company accrued an additional compensation expense liability of $42,500 related to these stock options in the nine month period ended September 30, 2004.  No options were exercised under this grant in 2003 or 2004.

The Company applies APB No. 25 and related interpretations in accounting for stock options.  Had compensation expense for the stock option been determined based on the fair value or modification dates in accordance with SFAS. No. 123, the Company’s net income and earnings per share would have been adjusted to the pro forma amounts as follows:

VULCAN INTERNATIONAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the six months ended September 30, 2004 and 2003

UNAUDITED

(Continued)

STOCK OPTIONS (Continued)

	For the nine months		For the three months
	ended September 30,		ended September 30,
	2004	2003	2004	2003
Net income, as reported	$2,906,676	2,443,994	455,926	1,395,642

Add: Stock-option-based employee compensation expense included in reported net income, net of related tax effect	28,050	-	(89,100)	-

Deduct: Total stock-option-based employee compensation expense determined under fair value based method, net of related tax effect	-	(162,096)	-	-
Pro forma net income	$2,934,726	2,281,898	366,826	1,395,642

Earnings per share:
Basic – as reported	$2.88	2.43	.45	1.39
Diluted – as reported	$2.86	2.43	.43	1.39
Basic - as pro forma	$2.92	2.27	.37	1.39
Diluted - as pro forma	$2.89	2.27	.34	1.39

POSTRETIREMENT BENEFITS

The Company maintains a noncontributory defined benefit pension plan for certain eligible salaried and hourly employees.  SFAS No. 132 (Revised), "Employees' Disclosure about Pension and Other Postretirement Benefits", requires the components of net periodic pension cost to be disclosed on an interim basis as follows:

Components of net periodic pension cost:

	For the nine months		For the three months
	ended September 30,		Ended September 30,
	2004	2003	2004	2003
Service cost	$33,486	30,426	11,162	10,142
Interest cost	374,817	385,872	124,939	128,624
Expected return on plan assets	(652,452)	(586,554)	(217,484)	(195,518)
Amortization of prior service cost	-	15,447	-	5,149
Amortization of net actuarial loss	108,459	183,585	36,153	61,195
Net period pension cost (benefit)	$(135,690)	28,776	(45,230)	9,592

VULCAN INTERNATIONAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the six months ended September 30, 2004 and 2003

UNAUDITED

(Continued)

POSTRETIREMENT BENEFITS (Continued)

The Company previously disclosed in its financial statements for the year ended December 31, 2003 that it did not expect to make any contribution to its pension plan over the year ending December 31, 2004.  As of September 30, 2004, no contributions have been made and the Company anticipates that no contributions will be made during the rest of 2004.

BUSINESS SEGMENT INFORMATION

Reportable segments are as follows:

	For the nine months ended		For the three months ended
	September 30,		ended September 30,
	2004	2003	2004	2003
NET SALES FROM CONTINUING OPERATIONS
Rubber and Foam Products	$5,980,885	5,791,689	1,507,056	2,060,748
Real Estate Operations	634,173	619,509	195,681	176,258
Intersegment net sales	(8,093)	(22,719)	(2,620)	-
	6,606,965	6,388,479	1,700,117	2,237,006

Timber sales included in real estate operations, reported in gain on sale of property and equipment	(319,728)	(288,437)	(93,211)	(69,951)

TOTAL SALES FROM CONTINUING OPERATIONS	$6,287,237	6,100,042	1,606,906	2,167,055

OPERATING PROFIT (LOSS) FROM CONTINUING OPERATIONS:
Rubber and Foam Products	$(291,639)	(320,156)	(235,990)	(60,595)
Real Estate Operations	311,901	231,369	116,493	40,096

TOTAL OPERATING PROFIT (LOSS) FROM CONTINUING OPERATIONS	20,262	(88,787)	(119,497)	(20,499)

VULCAN INTERNATIONAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the six months ended September 30, 2004 and 2003

UNAUDITED

(Continued)

BUSINESS SEGMENT INFORMATION (Continued)

	For the nine months ended		For the three months ended
	September 30,		Ended September 30,
	2004	2003	2004	2003

Interest expense - net	(25,268)	(35,702)	-	29,079
Income - Resolve settlement	-	1,448,119	-	1,448,119
Other unallocated corporate income - net	1,513,429	1,727,038	580,925	444,203
Income tax provision	(182,685)	(644,316)	(5,502)	(511,678)

NET INCOME FROM CONTINUING OPERATIONS	1,325,738	2,406,352	455,926	1,389,224

DISCONTINUED OPERATIONS:
Gain on sale of division assets, net of income taxes	1,542,852	-	-	-
Income (loss) from operations, net of income taxes	38,086	37,642	-	6,418

NET INCOME	$2,906,676	2,443,994	455,926	1,395,642

REVIEW BY INDEPENDENT ACCOUNTANTS

The condensed consolidated financial statements at September 30, 2004, and for the three and nine month periods  then ended have been reviewed, prior to filing, by  the Registrant's independent accountants, J.D. Cloud & Co. L.L.P., whose  report covering their review of the financial statements is included in this report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Vulcan International Corporation

Wilmington, Delaware

We have reviewed the accompanying condensed consolidated balance sheet of Vulcan International Corporation and subsidiaries as of September 30, 2004, and the related condensed consolidated statements of income and cash flows for the nine month and three month periods ended September 30, 2004 and 2003.  These financial statements are the responsibility of the Company's management.

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

Based on our review, we are not aware of any material modifications that should be made to the accompanying Interim financial statements for them to be in conformity with U.S. generally accepted accounting principles.

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

October 25, 2004

PART I - FINANCIAL INFORMATION

(Continued)

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of

Operations.

Net sales revenue for the nine months ended September 30, 2004, increased $187,195 or 3.1% over the corresponding period in 2003.  Cost of sales increased $3,798 or .1% during the nine months ended September 30, 2004 compared to the corresponding nine month period in 2003.  Plant operating expenses increased $28,610 or 3.1% over the corresponding period in 2003.  Net sale revenue for the third quarter of 2004 decreased $560,149 or 25.8% and cost of sales decreased $511,587 or 29.4% compared to the corresponding quarter in 2003. Plant operating expenses increased $21,820 or 7.6% compared to the corresponding quarter in 2003.  The change for the three months ended September 30, 2004 is due to decreased sales and costs in the Company's Rubber and Foam segment, primarily related to lower sales to companies that provide footwear to the U.S. military.

General and administrative expenses increased $15,542 or 1.2% in the nine months ended September 30, 2004, as compared to the corresponding nine month period in 2003.  General and administrative expenses for the third quarter of 2004 decreased $199,144 or 42.3% compared to the corresponding quarter in 2003.  A decrease in compensation expense related to the Company's stock option plan accounted for most of the decrease in general and administrative expenses for the quarter ended September 30, 2004.

Interest expense for the nine months ended September 30, 2004 decreased $10,434.  There was no interest expense in the three months ended September 30, 2004 as compared to a decrease in interest expense of $29,079 in the corresponding period in 2003. The decreases are due to decreased interest rates and elimination of  short-term debt.

Gains on the sale of property, equipment and securities were $482,711 for the nine months ended September 30, 2004, as compared to $849,456 for the corresponding period in 2003. Gain on sale of property, equipment and securities for the third quarter of 2004 were $43,352 as compared to $165,690 for the same period in 2003.  Gains in 2004 and 2003 were primarily the result of the sale of marketable securities and timber.

Total assets declined from December 31, 2003 and September 30, 2004 primarily due to a general decline in the market value of marketable securities.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash requirements during the third quarter of 2004 were funded in part through earnings as well as from the sale of timber, equipment and marketable securities.  The cash from these transactions was primarily used in operations. The Company expects to continue, when necessary, to use short-term borrowings to meet cash requirements not fully provided by earnings.  There were approximately $20,200 of commitments for capital expenditures as of September 30, 2004.

During the nine months ended September 30, 2004, 2000 shares of treasury stock valued at $81,000 were issued to the President as bonus compensation.

PART I - FINANCIAL INFORMATION

(Continued)

Item 3.     Quantitative and Qualitative Disclosures about Market Risks.

MARKETABLE SECURITIES

The fair value of marketable securities has decreased $2,872,914 from December 31, 2003 to October 25, 2004.  At October 25, 2004 the fair value of marketable securities was $68,746,000 as compared to $71,618,914 at September 30, 2004.

The net unrealized holding gain at October 25 was approximately $41,312,000 net of deferred taxes of approximately $21,282,000.  The Company is subject to the risk that fair value securities could decline further.

Item 4.     Controls and Procedures

a)

Disclosure controls and procedures.  The Chief Executive Officer and the Principal Financial Officer have carried out an evaluation of the effectiveness of the Company's disclosure controls and procedures that are designed to ensure that information relating to the Company required to be disclosed by the Company in the reports that it files or submits under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.  Based upon this evaluation, these officers have concluded, that as of September 30, 2004, the Company's disclosure controls and procedures were adequate.

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

Item 5. Other Information - Not Applicable

Item 6. Exhibits and Reports on Form 8-K.

a .  Exhibits

Exhibit 11 - Statement regarding computation of per share earnings is included in Part 1,

  Item 1 of this Form 10Q, page 5.

Exhibit 31.1 - Rule 13a-14(a)/15d-14(a) Certification of Benjamin Gettler.

Exhibit 31.2 - Rule 13a-14(a)/15d-14(a) Certification of Vernon E. Bachman.

Exhibit 32 - Section 1350 Certifications

b.   Form 8-K was filed August 5, 2004 under Items 9 and 12 to announce the Company's   earnings for the quarter ended June 30,2004.

PART II - OTHER INFORMATION

(Continued)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VULCAN INTERNATIONAL CORPORATION

Date:  November 10, 2004

By:  /s/Benjamin Gettler

Benjamin Gettler

Chairman of the Board, President

and Chief Executive Officer

Date:  November 10, 2004

By:  /s/Vernon E. Bachman

Vernon E. Bachman

Vice President, Secretary-Treasurer

and Principal Accounting Officer