Form 10-K
period 2004-12-31
VULCAN INTERNATIONAL CORP
filed 2005-03-31
CIK 848446

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.   20549

FORM 10-K

(Mark One)

(  X  )

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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

Securities registered under Section 12(b) of the Exchange Act:

Name of each exchange

  Title of Each Class

   on which registered

     Common Stock - No Par Value

American Stock Exchange

Securities registered pursuant to 12(g) of the Exchange Act:

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

Yes   X  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     (  X   )

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes   X  No  X

As of  March 11, 2005, 983,707 common shares were outstanding, and the aggregate market value of the common shares (based upon the closing price of these shares on the American Stock Exchange) of Vulcan International Corporation held by nonaffiliates was approximately $46,726,083.

DOCUMENTS INCORPORATED BY REFERENCE

Documents Incorporated by Reference	Applicable Part of Form 10-K

Annual Report to Shareholders for the Year Ended December 31, 2004	Part I and II

Proxy Statement Dated April 8, 2005 Furnished to Shareholders in Connection with Registrant's Annual Meeting of Shareholders	Part I and III

Articles of Incorporation and By-laws filed on Form 8, file number 1-10219 filed during 1992	Part IV

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

General Development of Business-

Vulcan International Corporation ("Vulcan", the "Company" or the "Registrant") is a Delaware holding company which is the owner of 100% of the common stock of Vulcan Corporation, a manufacturer of the products described below.

Financial Information About Industry Segments-

The sales, operating profit and identifiable assets attributable to each of the Registrant's industry segments for the three years ended December 31, 2004, are set forth in Note 12 of the Notes to Consolidated Financial Statements included under Part IV, Item 14(a)1 of this Form 10-K.

Narrative Description of Business-

RUBBER AND FOAM PRODUCTS-

Vulcan manufactures rubber and foam products in a 272,000 sq. ft. building located in Clarksville, Tennessee.  Approximately 57% of sales of those products in 2004 were for use by shoe manufacturers in the United States.  The Company is concentrating on the manufacture of rubber sheet stock and custom-mix materials for those manufacturers.  The majority of the non-footwear sales of products manufactured in Clarksville were for use as sports flooring and automobile mats.  The Rubber Division also manufactures foam products for sale to manufacturers for diverse uses.

Raw materials used in shoe products include high density polyethylene plastic resin is available from Phillips, Quantum, Gulf, A. Schulman, Inc. and numerous other producers; nylon is available from Allied; synthetic rubbers are available from Ameripol Synpol, Goodyear, Polysar, Goldsmith & Eggleston, Inc. and a number of other concerns; fillers for rubber products such as clay are available from W.R. Grace & Co., J.M. Huber and others; and pigments are available from Uniroyal Chemical, Akrochem Corp., Monsanto and others.

Vulcan's products are sold through its own sales force, manufacturers' agents and distributors.

BOWLING PINS-

In December 2003, the Company received an offer from Brunswick Bowling & Billiards Corporation ("Brunswick") to acquire the Company's 50% interest in the joint venture.  The Company, in accordance with a buy-sell provision in its partnership agreement with Brunswick, agreed to sell its interest for $2,000,000.  Subsequently, Brunswick refused to purchase the Company's interest in the partnership unless the Company agreed to indemnify Brunswick for any claims which might be made against Brunswick in the future and to provide Brunswick with unspecified representations and warranties.  The Company filed suit against Brunswick seeking to enforce the buy-sell agreement for $2,000,000, compensatory damages of $10,000,000 and punitive damages of $40,000,000.  On March 19, 2004 Brunswick purchased the Company's 50% interest for $2,000,000 and also purchased the Company's bowling pin business for approximately $720,000.  In connection with the purchase, the Company also agreed to dismiss its suit against Brunswick.  The Company recognized a gain on these transactions of $1,542,852 net of tax during the first quarter 2004.

REAL ESTATE-

Vulcan has a majority interest in the upper seven floors of the ten-story Cincinnati Club Building in downtown Cincinnati, Ohio.  These floors contain approximately 56,000 square feet of finished office space and approximately 32,000 square feet of unfinished and common area space.  Vulcan occupies a substantial portion of the tenth floor of the building and manages the seven floors of office space.  The first three floors consist of public rooms owned by a company which uses the space for public functions and a catering service.  There is direct access into the building from an eight-story parking garage immediately adjacent to the Cincinnati Club Building owned and operated by the City of Cincinnati.  Vulcan Corporation also owns undeveloped lands in Michigan from which it sells timber. On January 18, 2005, Vulcan purchased a four-story office building in downtown Cincinnati, Ohio.  The building contains approximately 68,612 square feet of finished office space.  The entire first floor is leased.

Patents, trademarks, licenses, franchises and concessions are not material factors in the business.

No major expenditures for pollution controls are anticipated in 2005.  Expenditures thereafter should not be in excess of 5% of normal capital expenditures in any one year.  This rate of expenditure should not have a significant effect on either the earnings or the competitive position of the Registrant or any of its subsidiaries.  See Item 3 - Legal Proceedings.

The Company had entered an agreement to purchase an office building in Cincinnati, Ohio for $3,400,000.  The Company has no other commitments for capital expenditures at December 31, 2004.

The Company had 68 employees at December 31, 2004.

Financial Information About Foreign and Domestic Operations and Export Sales-

The Registrant's entire operations are within the United States.  Export sales of all products are handled by ACI International, Inc., a domestic international sales corporation (DISC) which during 2004, had sales of $24,000; net loss of $15,900; and assets of $1,057,700.

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

The Company had accrued an estimated liability of $5,294,949, for the judgment, accrued interest for the past costs and a discounted present value for estimated future costs in connection with the site. On September 2, 2003 the claims of the United States against the Company for past and future clean-up costs and expenses with respect to the Re-Solve, Inc. Superfund Site in North Dartmouth, Massachusetts were resolved by the docketing of a settlement agreement in the Federal District Court of Massachusetts approved by Senior Federal Judge Roger Keeton.  The settlement provided that the Company pay to the U.S. Department of Justice the amount of $3,800,000 plus interest from November 1, 2002.  The total settlement of $3,846,831 was paid on September 2, 2003 and the Company then recognized income related to the settlement of $1,448,118.  The approved settlement agreement resolves all matters involved in this case.

The Company has an interest in a partnership, CCBA, which owns certain real estate.  On August 13, 1999 a complaint for money damages, in excess of $25,000, based upon breach of fiduciary duty was filed by the other partner in the Court of Common Pleas in Hamilton County, Ohio.  Essentially, the plaintiff is seeking an adjustment of the capital account balances which would result in a higher distribution of cash flow to the plaintiff.  The Court of Common Pleas in Hamilton County, Ohio, in 2003, granted summary judgment in the Company's favor.  On January 6, 2004, the plaintiff appealed this decision.  The Court of Appeals First Appellate District of Ohio, Hamilton County upheld the decision of the Court of Common Pleas on October 8, 2004 in favor of the Company.  On November 22, 2004 the plaintiff appealed this decision to the Ohio Supreme Court. The Ohio Supreme Court ruled on February 16, 2005 that they would not hear the case which ends this matter.

CCBA appealed a real estate tax assessment from 1999 that had increased the annual real estate tax and was granted a revision.  During 2001, the local school board appealed the revision and CCBA received a $96,000 refund of the additional tax paid in 1999.  In 2003 the Ohio Board of Tax Appeals ruled in favor of CCBA.  The school board had appealed that ruling to the Ohio Supreme Court.  A settlement agreement and dismissal of the suit was reached in May,  2004.  CCBA had recorded a liability of approximately $145,500 related to this issue based on the revised value asserted by the local school board. CCBA agreed to pay $15,500 in connection with this settlement.  The reversal of this liability resulted in recognition of $130,000 income in 2004.

Item 4.  Submission of Matters to a Vote of Security Holders.

There were no matters submitted to a vote of security holders through the solicitation of proxies or otherwise during the fourth quarter of the year ended December 31, 2004, that require disclosure under this item.

PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

The common stock of Vulcan International Corporation is listed and traded on the American Stock Exchange.  There were approximately 264 shareholders of record as of December 31, 2004.  The high and low sales price and the dividends paid for each quarterly period within the two most recent years were as follows:

	High	Low	Dividend
2004
First Quarter	$45.00	43.25	0.05
Second Quarter	47.40	43.10	0.05
Third Quarter	47.80	44.00	0.05
Fourth Quarter	47.40	43.75	0.05

2003
First Quarter	$36.95	32.70	0.05
Second Quarter	38.00	32.50	0.05
Third Quarter	38.90	35.70	0.05
Fourth Quarter	44.00	38.75	0.05

Repurchase of Common Stock

Total Shares
			Purchased As Part	Maximum Shares
			Of Publicly	That Can Be
	Total	Average Price	Announced Plans	Purchased Under
Period	Shares	Paid Per Share	Or Programs	The Plan

November 14, 2005	25,000	43.80	None	None

These shares were purchased in a single block on the open market pursuant to shareholder approval of a resolution to purchase up to 100,000 shares at the May 13, 2004 shareholder's meeting.

Item 6.  Selected Financial Data.

The information required by this item is set forth below:

	2004	2003	2002	2001	2000

Net revenues - continuing operations	$10,082,402	10,654,492	9,309,114	8,877,104	9,529,814

Income from continuing operations before taxes	$1,519,216	2,986,211	2,269,503	3,532,310	1,675,408
Income tax	43,554	457,229	242,115	691,585	36,442
Net income from continuing operations	1,475,662	2,528,982	2,027,388	2,840,725	1,638,966
Income (loss) from discontinued operations, net of tax	39,739	(57,217)	219,839	55,473	122,598
Gain on sale of discontinued operations, net of tax	1,542,852	-	-	-	-
Net income	$3,058,253	2,471,765	2,247,227	2,896,198	1,761,564

Income (loss) per common share:
Continuing operations - basic	$1.47	2.52	1.87	2.54	1.48
Discontinued operations - basic	0.04	(0.06)	0.20	0.05	0.11
Gain on disposal of discontinued operations	1.54	-	-	-	-
Net income	$3.05	2.46	2.07	2.59	1.59

Dividends per common share	$0.20	0.20	0.80	0.80	0.80

Property, plant and equipment (net)	$1,783,271	1,757,735	2,102,781	2,117,476	2,369,216
Depreciation	382,016	403,906	395,258	381,079	447,401
Current assets	41,316,107	42,029,661	34,104,485	44,333,695	55,493,494
Ratio assets to current liabilities	3.25 to 1	2.59 to 1	2.16 to 1	2.60 to 1	2.54 to 1

Total assets	$86,781,082	85,539,936	69,615,705	89,097,487	111,143,958

Long-term debt	-	-	-	-	-
Accumulated other comprehensive income	46,536,669	44,627,575	34,013,394	46,599,325	60,846,586
Total shareholders' equity	60,955,286	57,114,516	44,160,910	59,220,189	72,959,140

Book value per common share	60.73	56.85	44.04	53.75	64.03

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of

               Operations.

The information required by this item is incorporated by reference to the 2004 Annual Report to Shareholders.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

The Company's market risk primarily is represented by the risk of changes in the value of marketable equity securities caused by fluctuations in equity prices.  Marketable securities, at December 31, 2004, are recorded at a fair value of approximately $76,663,000, including net unrealized gains of $70,519,760 and a net unrealized loss of $9,655. Marketable securities have exposure to price risk.  The Company's available for sale marketable securities, at fair value, are invested as follows; 81% in two financial institutions located in the Midwestern and Eastern United States, 18% in twelve communication and utility companies and 1% in other industries.  The estimated potential loss in fair value resulting from a hypothetical 10% decrease in prices quoted by the stock exchange is $7,666,300.

Item 8.  Financial Statements and Supplementary Data.

The consolidated financial statements required by this item are included under Part IV, Item 14(a)1 of this Form 10-K.

Other information required by this item is set forth below:

	2004
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total

Total revenues (1)	$3,125,873	2,792,336	2,231,000	1,933,193	10,082,402

Gross profit (loss) (1)	195,176	171,020	69,714	(125,719)	310,191
Income from: Continuing operations	478,262	391,550	455,926	149,924	1,475,662
Discontinued operations	1,580,938	-	-	1,653	1,582,591
Net income	$2,059,200	391,550	455,926	151,577	3,058,253

Earnings per share:
Continuing operations	$0.48	0.38	0.45	0.16	1.47
Discontinued operations	1.57	-	-	0.01	1.58
Net income	$2.05	0.38	0.45	0.17	3.05

	2003
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total

Total revenues (1)	$2,240,563	2,840,751	2,756,337	2,816,841	10,654,492
Gross profit (loss) (1)	(23,413)	164,440	140,096	125,498	406,621
Income (loss) from: Continuing operations	564,977	452,151	1,389,224	122,630	2,528,982
Discontinued operations	38,121	(6,897)	6,418	(94,859)	(57,217)
Net income	$603,098	445,254	1,395,642	27,771	2,471,765

Earnings (loss) per share:
Continuing operations	$0.56	0.45	1.38	0.13	2.52
Discontinued operations	0.04	(0.01)	0.01	(0.10)	(0.06)
Net income	$0.60	0.44	1.39	0.03	2.46

(1)

Represents income from continuing operations, adjusted to give retroactive effect to the disposition of the Bowling Pin operations.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial

               Disclosure.

None.

Item 9A. Control and Procedures

(a)   Evaluation of Disclosure Controls and Procedures.

The Company's principal executive officer and its principal financial officer, after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)), have concluded that, as of December 31, 2004, the Company's disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities.

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

Item 9B. Other Information

 None

PART III

Item 10.  Directors and Executive Officers of the Registrant.

Identification of Directors-

The information required by this item is incorporated herein by reference to the Registrant's Proxy Statement under the headings "Election of Directors", "Executive Officers" and "Section 16(a) Beneficial Ownership Reported Compliance", dated April 8, 2005, in connection with its Annual Meeting to be held May 11, 2005.

Identification of Executive Officers-

NAME	AGE	POSITION AND TIME IN OFFICE

Benjamin Gettler	79	President since November 1988; Chairman of The Board since June, 1990; Director since 1960.

Vernon E. Bachman	67	Vice President and Treasurer since November 1991; Secretary since 1973.

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

Item 11.  Executive Compensation.

The information required by this Item is incorporated herein by reference to the Registrant's proxy statement dated April 8, 2005, in connection with its annual meeting to be held May 11, 2005 under the heading "Management Compensation."

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

Other information required by this item is incorporated herein by reference from the Registrant's proxy statement dated April 8, 2005, in connection with its annual meeting to be held May 11, 2005 under the heading "Voting Securities and Principal Holders Thereof".

Item 13.  Certain Relationships and Related Transactions.

The information required by this Item is incorporated herein by reference from the Registrant's Proxy Statement dated April 8, 2005, in connection with its Annual Meeting to be held May 11, 2005, under the heading "Directors' Meetings, Committee Information, Fees and Other Director Transactions".

Item 14.  Principal Accountant Fees and Services

The information required by this Item is incorporated herein by reference to the Registrant’s Proxy Statement dated April 8, 2005 in connection with its annual meeting to be held May 11, 2005 under the heading "Principal Accountant Fees and Services."

PART IV

Item 15.  Exhibits, Financial Statement Schedules

(a)	1.	Financial Statements.

		The following Consolidated Financial Statements of Vulcan International Corporation and subsidiaries are included under This item (see attached shareholders' report and proxy statement):
			Page
		Report of Independent Registered Public Accounting Firm	20

		Consolidated Balance Sheets at December 31, 2004 and 2003.	21

		Consolidated Statements of Income for the Three Years Ended December 31, 2004.	22

		Consolidated Statements of Shareholders' Equity for the Three Years Ended December 31, 2004.	23

		Consolidated Statement of Cash Flows for the Three Years Ended December 31, 2004.	24

		Notes to Consolidated Financial Statements for the Three Years Ended December 31, 2004.	25-45

	2.	Financial Statement Schedule.
		Report of Independent Registered Public Accounting Firm ‘s report on schedule.

		Schedule II - Valuation and Qualifying Accounts.

All other schedules are omitted because they are not applicable, not required, or because the required information is included in the Consolidated Financial Statements or notes thereto.

Separate financial statements of the Registrant or summarized financial information concerning subsidiaries are not required.

3.	Exhibits.

	3.	Registrant's Articles of Incorporation and By-Laws are incorporated herein by reference.

	11.	Statement regarding computation of per share earnings is incorporated herein by reference to Registrant's 2004 Annual Report to Shareholders

	13.	Registrant's 2004 Annual Report to Shareholders is incorporated herein by reference.

	14.	Code of Ethics.

	20.	Proxy Statement dated April 8, 2005, is incorporated herein by reference.

	21.	Subsidiaries of the Registrant.

	31.1	Certification of Benjamin Gettler pursuant to Rule 13a-14(a)/15d-14(a) of the Sarbanes-Oxley Act of 2002.

	31.2	Certification of Vernon E. Bachman pursuant to Rule 13a-14(a)/15d-14(a) of the Sarbanes-Oxley Act of 2002.

	32.	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	99.1	Independent Auditors' Report on Schedule.

	99.2	Valuation and Qualifying accounts.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VULCAN INTERNATIONAL CORPORATION

Date:  March 31, 2005

By:  /s/Benjamin Gettler

Benjamin Gettler

Chairman of the Board, President

and Chief Executive Officer

Date:  March 31, 2005

By:  /s/Vernon E. Bachman

Vernon E. Bachman

Vice President, Secretary-Treasurer

and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/Benjamin Gettler	March 31, 2005	/s/Leonard Aconsky	March 31, 2005
By: Benjamin Gettler		By: Leonard Aconsky
(Director)		(Director)

/s/Warren Falberg	March 31, 2005
By: Warren Falberg
(Director)

EXHIBIT 13

REGISTRANT'S 2004 ANNUAL
REPORT TO SHAREHOLDERS

VULCAN INTERNATION CORPORATION

EXECUTIVE OFFICERS

Benjamin Gettler		Vernon E. Bachman
Chairman of the Board		Vice President and
and President		Secretary-Treasurer

SUBSIDIARY COMPANIES

VULCAN CORPORATION
Executive Officers
Benjamin Gettler		Vernon E. Bachman
President		Vice President/Controller

Edward Ritter		Connie F. Armstrong
Vice President/Operating Manager		Secretary
Vulcan Property Management Co.

Benjamin Gettler	John F. Gabriel	Vernon E. Bachman
President	Vice President	Secretary/Treasurer

Inside Back cover
Vulcan International Corporation

Leonard Aconsky		Thomas D. Gettler

Benjamin Gettler

Warren C. Falberg		Edward B. Kerin

To Our Shareholders:

     The Year 2004 was once again a year of major events in the life of the Company.

On March 19, 2004, the Company completed its exit from the bowling pin business.  Its 50% interest in  the manufacturing Joint Venture known as Vulcan-Brunswick Bowling Pin Company, was sold to Brunswick Bowling & Billiards Corporation for $2 million.  On the same date, the Company sold its bowling pin sales business to the same company for $716,890.  Those sales resulted in a gain of $1,542,852 net of income tax.

Late in 2004, the Company finally made substantial progress in its goal of expanding its real estate operation.  It did so by concluding an agreement to purchase a four-story, 68,612 sq. ft. office building located in downtown Cincinnati for the sum of $3,400,000.  That sale was consummated on January 18, 2005.  On the same date, the Company leased the first floor of its new acquisition to Hamilton County, Ohio for a period of ten years with a first-year rental of $238,965 with yearly increases thereafter.  We continue to investigate possible additional acquisitions since it continues to be our objective to expand the Company’s operations in real estate management and development.

The rubber and foam business in Clarksville, Tennessee ended the year on a very disappointing note after a very promising first half of the year in which sales increased over 20%.  In the last half of 2004, sales of uncured custom-mix rubber to shoe manufacturers for use in military footwear fell off drastically as a result of reduced purchases by the U.S. Defense Department from such manufacturers.  The result was that for the entire Year 2004, sales at Clarksville decreased from $7,895,291 in 2003 to $7,182,771 in 2004 with an operating loss in 2004 of $578,491.  Those military-based sales constituted over 50% of Clarksville rubber sales volume.  Such sales have not returned despite vigorous and continued efforts by its General Manager, Ed Ritter.  We are currently engaged in endeavoring to find ways to reduce Clarksville costs to offset the reduced sales volume.

.

BENJAMIN GETTLER
Chairman of the Board
and President

DESCRIPTION OF BUSINESS

Vulcan International Corporation is a Delaware holding company which is the owner of 100% of the common stock of Vulcan Corporation and 100% Vulcan Property Management Co.  Descriptions of each company's operations are set forth below.

RUBBER AND FOAM PRODUCTS

Vulcan manufactures rubber and foam products in a 272,000 sq. ft. building located in Clarksville, Tennessee.  Over 50% of sales of products manufactured in Clarksville in 2004 were for use by shoe manufacturers in the United States.  The majority of such sales were non-cured custom-mixed materials for use in military footwear.  Non-footwear products manufactured in Clarksville were primarily for use by various prime manufacturers, including sports flooring, novelty items, recreational land and water vehicles and foam and custom-mix rubber for various non-footwear manufacturers.

REAL ESTATE OPERATIONS

The Company, through its operating subsidiaries, owns three major properties.  Two are located in downtown Cincinnati.  On January 18, 2005, the Company acquired a four-story, 68,612  sq. ft. office building in downtown Cincinnati.  The first floor is subject to a ten year lease, while the remaining three floors are vacant.  Company personnel, under the leadership of John Gabriel, are making vigorous efforts to lease the vacant space in the building.  It also contains a lower level previously used by Procter & Gamble for training purposes.  The Company owns a majority interest in the upper seven floors of the ten-story Cincinnati Club Building also located in downtown Cincinnati.  These floors contain approximately 56,000 sq. ft. of finished office space and approximately 32,000 sq. ft. of unfinished and common area space.  Vulcan occupies a substantial portion of the tenth floor of the building.  The first three floors consist of public rooms owned by a company which uses the space for public functions and a catering service. The Company owns a third major parcel which consists of 14,000 acres of undeveloped land in the Upper Peninsula of Michigan.  Timber is harvested from that acreage and sold to a local sawmill.  Company personnel is responsible for all aspects of the management of all of the real estate properties.

MANAGEMENT ANALYSIS OF RECENT YEARS

2004 COMPARED TO 2003

Sales in the first half of 2004 in the Rubber Division increased from $3,730,941 in 2003 to $4,468,356.  In the last half of the year the situation more than reversed.  Sales decreased from $4,164,350 in 2003 to $2,714,415 in 2004.  The result was a decrease in sales for the entire year from $7,895,291 in 2003 to $7,182,771 in 2004.  The decrease was entirely due to a drastic falloff in sales of uncured, custom-mix rubber to shoe manufacturers for use in military footwear, primarily as a result of reduced purchases by the U.S. Defense Department from such manufacturers.  Sales of foam increased by $122,254 or 11.8% of the foam sales in 2003. Over all sales decreased $712,520 or 9% for the year 2004. The result of the foregoing is that there was a loss in the Rubber Division of $578,491 in 2004 as compared to $412,284 in 2003.

The real estate operations had an increase in operating profit of $203,066 in 2004.  Operating profit was $465,577 in 2004 compared to $262,511 in 2003.  The increase of profit was due to two factors: (1) an increase in the timber harvesting and (2) the conclusion of litigation concerning a real estate assessment against the Cincinnati Club Building as to which the Company had recorded a liability of approximately $130,000 which was taken into income in 2004.

On March 19, 2004 the Company completed the sale of its entire interest in the bowling pin business to Brunswick Bowling and Billiards Corporation. Pursuant to the agreement of sale, all of the operating income from manufacturing from January 1, 2003 forward became the property of Brunswick. The sale of the bowling pin division resulted in after-tax profit including capital gains of $1,542,852 and income from discontinued operations (net of tax) of $39,739 in 2004 compared to a loss from discontinued operations (net of tax) of $57,217 in 2003.  The sale means that Vulcan is no longer in the bowling pin business.

Net gains on the sales of assets were $154, 926 in 2004 compared to $624,093 in 2003 excluding timber sales.  In both years the gains were mainly from the sale of marketable securities.  Dividends and interest (before taxes) were $2,486,749 in 2004 compared to $2,320,038 in 2003.

2003 COMPARED TO 2002

Sales in the Rubber Division increased from $6,522,678 in 2002 to $7,895,291 in 2003.  During 2003, the Company's product mix continued to change with a greater emphasis on uncured custom mix.  The sales of that product increased from 58% of total net sales in 2002 to 72% of total net sales in 2003.  Sales of foam did not increase due to the loss of one major customer; however, those sales were replaced by sales to smaller customers as the Company continued to develop new foam products.  The result of the foregoing is that there was a decrease in the operating loss in the Rubber Division from $657,039 in 2002 to $412,284 in 2003.

Sales of the Bowling Pin Division decreased from $1,995,694 in 2002 to $1,919,253 in 2003.  The division had a loss from discontinued operations of $57,217 net of tax in 2003 compared to income from discontinued operations of $219,839 net of tax in 2002.  As a result of accepting the sale side of a buy-sell offer from Brunswick, all of the operating income from manufacturing operations of the 50-50 partnership in Vulcan-Brunswick Bowling Pin Company from January 1,2003 until the closing date of March 19, 2004 belong to Brunswick.

Operating profit (before taxes) in the real estate operations decreased from $324,794 in 2002 to $262,511 in 2003.  The amount of decrease in operating profit was due to a reduction in the timber harvesting and the weak real estate market.

Net gains on the sale of assets, excluding timber sales were $62 4,093 in 2003 compared to $849,092 in 2002.  In both years gains were mainly from the sale of marketable securities.  Dividends and interest (before taxes) were $2,320,038 in 2003 compared to $2,298,876 in 2002 ..

2002 COMPARED TO 2001

Sales in the Rubber Division increased from $6,129,434 in 2001 to $6,522,678 in 2002.  A decrease in sales in cured rubber shoe products and flooring was offset by a greater increase in the custom mix sales.  The operating loss (before taxes) decreased from $892,131 in 2001 to $657,039 in 2002.  The decrease in the operating loss was primarily a result of a change in the product mix and the increase in sales volume.

Sales of the Bowling Pin Division increased from $1,783,318 in 2001 to $1,995,694 in 2002.  The increased production of the Joint Venture, which manufactures bowling pins, resulted in higher profits for the year and was largely responsible for the increase in operating profit.  The division had income from discontinued operations of $219,839, net of tax in 2002 compared to $55,473, net of tax in 2001.

Operating profit (before taxes) in the real estate operations decreased from $516,824 in 2001 to $324,794 in 2002.  The profits for 2001 included income from an adjustment of accrued real estate tax expense.  The amount of real estate taxes for the years 1999, 2000 and 2001 was being appealed by the Cincinnati School Board which was seeking an increase in the amount of real estate taxes.  The increase is reflected in the financial statements of the Company.

Net gains on the sale of assets excluding timber sales were $849,092 in 2002 compared to $2,011,978 in 2001.  In both years gains were mainly from the sale of marketable securities.  Dividends and interest (before tax) were $2,298,876 in 2002 compared to $2,287,609 in 2001.

FINANCIAL POSITION, LIQUIDITY AND CAPITAL COMMITMENTS

The Company's cash requirements in 2004 were funded by its cash flow and proceeds from the sales of the bowling pin business and other assets.  The working capital increased $2,777,882 during the current year.  The increase in working capital was mainly a result of the increased value of marketable securities and a decrease in short term borrowing.  Capital expenditures were $466,131 compared to total depreciation and amortization of $382,016.

	COMMON STOCK PRICES

	High	Low	Dividend
2004
First Quarter	$45.00	43.25	0.05
Second Quarter	47.40	43.10	0.05
Third Quarter	47.80	44.00	0.05
Fourth Quarter	47.40	43.75	0.05

2003
First Quarter	$36.95	32.70	0.05
Second Quarter	38.00	32.50	0.05
Third Quarter	38.90	35.70	0.05
Fourth Quarter	44.00	38.75	0.05

The common stock of Vulcan International Corporation is listed on the American Stock Exchange.  The high and low sale prices and the dividends paid for each quarterly period within the most recent two years are as shown.

FORM 10-K

A copy of the 2004 Vulcan International Corporation 10-K report filed with the Securities and Exchange Commission will be furnished without charge upon written request by a shareholder or beneficial owner as of the record date, March 31, 2005, of securities entitled to vote at the annual meeting of shareholders.  Requests should be addressed to:

Vernon E. Bachman

Vice President

Secretary/Treasurer

Vulcan International Corporation

30 Garfield Place

Cincinnati, OH  45202

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Vulcan International Corporation

Wilmington, Delaware

We have audited the accompanying consolidated balance sheets of Vulcan International Corporation (a Delaware Corporation) and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2004.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Vulcan International Corporation and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

/s/ J.D. CLOUD & CO. L.L.P.
Certified Public Accountants

February 18, 2005

VULCAN INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
At December 31, 2004 and 2003

	2004	2003
- ASSETS -

CURRENT ASSETS:
Cash	$1,118,621	1,503,349
Marketable securities	38,804,516	37,734,263
Accounts receivable (less-allowance for doubtful accounts - $107,414 in 2004; $124,172 in 2003)	687,531	1,172,666
Inventories	533,433	277,397
Prepaid expense	51,564	51,373
Refundable federal income tax	120,442	590,379
Assets of discontinued operations	-	700,234
TOTAL CURRENT ASSETS	41,316,107	42,029,661

PROPERTY, PLANT AND EQUIPMENT:
Land	84,272	84,272
Timberlands and timber cutting rights	700,393	700,393
Buildings and improvements	4,396,506	4,233,376
Machinery and equipment	6,761,727	6,677,366
Total	11,942,898	11,695,407
Less-Accumulated depreciation and depletion	10,159,627	9,937,672
PROPERTY, PLANT AND EQUIPMENT – NET	1,783,271	1,757,735

MODELS AND PATTERNS - at nominal value	1	1

INVESTMENT IN JOINT VENTURE	-	37,894

INVESTMENTS AND OTHER ASSETS:
Marketable securities	37,858,130	36,071,995
Other	5,823,573	5,642,650
TOTAL INVESTMENTS AND OTHER ASSETS	43,681,703	41,714,645

TOTAL ASSETS	$86,781,082	85,539,936

- LIABILITIES AND SHAREHOLDERS' EQUITY -

CURRENT LIABILITIES:
Notes payable – bank	$225,000	3,892,000
Accounts payable -
Trade	316,310	285,189
Other	36,959	31,583
Accrued salaries, wages and commissions	111,444	218,528
Accrued other expenses	880,455	846,086
Deferred income tax	11,160,739	10,948,957
TOTAL CURRENT LIABILITIES	12,730,907	16,222,343

OTHER LIABILITIES:
Deferred income tax	13,049,898	12,162,461
Other	32,120	29,817
TOTAL OTHER LIABILITIES	13,082,018	12,192,278

COMMITMENTS AND CONTINGENCIES (Note 9)	-	-

MINORITY INTEREST IN PARTNERSHIP	12,871	10,799

SHAREHOLDERS' EQUITY:
Common stock - no par value; Authorized 2,000,000 shares; issued 1,999,512 shares	249,939	249,939
Additional paid-in capital	8,381,445	8,253,925
Retained earnings	33,081,102	30,222,940
Accumulated other comprehensive income	46,536,669	44,627,575
	88,249,155	83,354,379

Less-Common stock in treasury-at cost
1,015,805 shares in 2004; 994,805 shares in 2003	27,293,869	26,239,863
TOTAL SHAREHOLDERS’ EQUITY	60,955,286	57,114,516

TOTAL LIABILITIES AND
SHAREHOLDERS’ EQUITY	$86,781,082	85,539,936

The accompanying notes to consolidated financial statements are an integral part of these statements.

VULCAN INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
For the three years ended December 31, 2004

	2004	2003	2002
REVENUES:
Net sales	$7,595,653	8,334,454	7,010,238
Dividends and interest	2,486,749	2,320,038	2,298,876
TOTAL REVENUES	10,082,402	10,654,492	9,309,114

COST AND EXPENSES:
Cost of sales	6,020,628	6,720,578	5,514,738
Operating expenses	1,264,834	1,207,255	1,277,778
General and administrative	1,868,239	2,151,345	1,227,458
Environmental remediation costs	-	(1,433,152)	141,888
Interest expense	26,049	61,225	157,846
TOTAL COST AND EXPENSES	9,179,750	8,707,251	8,319,708

MINORITY INTEREST	(2,070)	(800)	(2,052)

INCOME BEFORE GAIN ON DISPOSAL OF ASSETS	900,582	1,946,441	987,354

NET GAIN ON SALES OF PROPERTY,
EQUIPMENT AND SECURITIES	618,634	1,039,770	1,282,149

INCOME BEFORE INCOME TAXES	1,519,216	2,986,211	2,269,503

INCOME TAX PROVISION	43,554	457,229	242,115

INCOME FROM CONTINUING OPERATIONS	1,475,662	2,528,982	2,027,388

DISCONTINUED OPERATIONS: Income (loss) from discontinued operations, net of income taxes	39,739	(57,217)	219,839
Gain on sale of discontinued operations, net of income taxes of $630,200	1,542,852	-	-
INCOME FROM DISCONTINUED OPERATIONS	1,582,591	(57,217)	219,839
NET INCOME	$3,058,253	2,471,765	2,247,227

Earning per Common Share
Continuing operations – basic	$1.47	2.52	1.87
Discontinued operations – basic	1.58	(.06)	.20
	$3.05	2.46	2.07

Continuing operations - diluted	$1.46	2.52	1.87
Discontinued operations - diluted	1.56	(0.06)	0.20
	$3.02	2.46	2.07

The accompanying notes to consolidated financial statements are an integral part of these statements.

VULCAN INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
For the three years ended December 31, 2004

				Accumulated
		Additional		Other	Common		Total
	Common	Paid-In	Retained	Comprehensive	Treasury Shares		Shareholders'
	Shares	Capital	Earnings	Income	Shares	Amount	Equity

Balance at January 1, 2002	$249,939	8,191,065	26,562,597	46,599,325	897,793	22,382,737	59,220,189

Net income for the year			2,247,227				2,247,227

Net unrealized loss on available-for sale securities (net of taxes of $6,330,632)				(12,288,874)			(12,288,874)
Reclassification adjustment for gains included in net income (net of tax of $153,029)				(297,057)			(297,057)
Comprehensive loss							(10,338,704)

Dividends declared - $.80 per share			(857,709)				(857,709)
Sale of treasury shares		14,760			(500)	(5,125)	19,885
Purchase of treasury shares					99,512	3,882,751	(3,882,751)
Balance at December 31, 2002	249,939	8,205,825	27,952,115	34,013,394	996,805	26,260,363	44,160,910

Net income for the year			2,471,765				2,471,765
Net unrealized gain on available-for- sale securities (net of tax benefit of $5,614,815)				10,899,346			10,899,346
Reclassification adjustment for gains included in net income (net of tax of $146,903)				(285,165)			(285,165)
Comprehensive income							13,085,946

Dividends declared - $.20 per share			(200,940)				(200,940)
Issue treasury shares		48,100			(2,000)	(20,500)	68,600
Balance at December 31, 2003	249,939	8,253,925	30,222,940	44,627,575	994,805	26,239,863	57,114,516

Net income for the year			3,058,253				3,058,253
Net unrealized gain on available-sale securities (net of tax of $1,032,365)				2,004,001			2,004,001
Reclassification adjustment for gains included in net income (net of tax of $48,892)				(94,907)			(94,907)

Comprehensive income							4,967,347

Dividends declared - $.20 per share			(200,091)				(200,091)
Issue treasury shares		127,520			(4,000)	(41,000)	168,520
Purchase of treasury shares					25,000	1,095,006	(1,095,006)

Balance at December 31, 2004	$249,939	8,381,445	33,081,102	46,536,669	1,015,805	27,293,869	60,955,286

The accompanying notes to consolidated financial statements are an integral part of these statements.

VULCAN INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the three years ended December 31, 2004

	2004	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Cash received from customers	$8,359,920	10,140,801	8,947,139
Cash paid to suppliers and employees	(9,202,882)	(11,460,317)	(10,352,525)
Cash paid in settlement of EPA liability	-	(3,846,831)	-
Dividends and interest received	2,486,749	2,320,038	2,298,876
Interest paid	(26,022)	(112,272)	(15,298)
Income taxes paid	(103,671)	(189,408)	(264,161)
NET CASH FLOWS FROM OPERATING ACTIVITIES	1,514,094	(3,147,989)	614,031

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of property and equipment	486,708	420,677	538,383
Proceeds from sale of marketable securities	235,064	698,618	767,548
Proceeds from sale of bowling pin business and joint venture	2,716,890	-	-
Cash distribution from joint venture	-	-	400,000
Purchase of marketable securities	-	(36,368)	-
Purchase of property, plant and equipment	(466,131)	(65,186)	(404,602)
Collection on notes receivable	90,744	122,199	131,820
NET CASH FLOWS FROM INVESTING ACTIVITIES	3,063,275	1,139,940	1,433,149

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under credit agreements	225,000	3,846,831	1,861,711
Principal payments under credit agreements	(3,892,000)	(1,816,542)	-
Proceeds from sale of treasury shares	-	-	19,885
Purchase of common shares	(1,095,006)	-	(3,882,751)
Cash dividends paid	(200,091)	(200,940)	(857,709)
NET CASH FLOWS FROM FINANCING ACTIVITIES	(4,962,097)	1,829,349	(2,858,864)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(384,728)	(178,700)	(811,684)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	1,503,349	1,682,049	2,493,733

CASH AND CASH EQUIVALENTS AT END OF YEAR	$1,118,621	1,503,349	1,682,049

	2004	2003	2002
RECONCILIATION OF NET INCOME TO NET CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,058,253	2,471,765	2,247,227
Adjustments:
Depreciation and amortization	382,016	403,906	398,576
Deferred income taxes	115,746	868,847	(14,082)
Equity in joint venture income and minority Interest	2,070	(16,290)	(349,743)
Gain on sale of property, equipment and investments	(2,791,686)	(1,039,096)	(1,282,149)
Stock compensation programs	87,520	81,000	68,600
(Increase) decrease in accounts receivable	364,049	(100,977)	(10,793)
(Increase) decrease in inventories	(31,404)	51,608	(346,228)
(Increase) in refundable federal income tax	469,937	(590,379)	-
(Increase) decrease in prepaid pension asset	(180,921)	38,368	(368,137)
Increase (decrease) in accrued EPA Liability	-	(5,294,949)	137,577
Increase (decrease) in accounts payable, accrued expenses and other assets, net	38,514	(21,792)	133,183
NET CASH FLOWS FROM OPERATING ACTIVITIES	$1,514,094	(3,147,989)	614,031

The accompanying notes to consolidated financial statements are an integral part of these statements.

VULCAN INTERNATIONAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004

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

MINORITY INTEREST-

Cincinnati Club Building Associates (“CCBA”) was formed in 1993 for the purchase of certain commercial property in Cincinnati, Ohio.  The Company's corporate offices are located in a portion of the property with the remainder available for leasing.  The Company's consolidated financial statements include 100% of the assets, liabilities and income, or loss, of CCBA.  The minority owner's 2.5% interest in CCBA is reflected as a minority interest in partnership and a minority interest in (income) of partnership in the respective consolidated balance sheets and consolidated statements of income.

CASH EQUIVALENTS-

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

NOTE  1 -

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Declines in the fair value of individual available-for-sale securities below their cost that are other than temporary result in write-downs of the individual securities to their fair value.  The related write-downs are included in earnings as realized losses.  In estimating other-than-temporary impairment losses, management considers (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment for a period of time sufficient to allow for any anticipated recovery in fair value.

RECEIVABLES AND CREDIT POLICIES-

Accounts receivable are uncollateralized customer obligations due under normal trade terms requiring payment within 30 to 90 days from the invoice date depending on the product purchased and the customer's creditworthiness.  Accounts receivable are stated at the amount billed to the customer plus any accrued and unpaid interest.  Customer account balances with invoices dated over 90 days old are considered delinquent.  The Company has the option of charging interest monthly on past due unpaid accounts receivable.  Payments of accounts receivable are allocated to the specific invoices identified on the customer's remittance advice or, if unspecified, are applied as credits to the customer's account.

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

INVESTMENT IN JOINT VENTURE-

In June 1990, the Company formed a joint venture (the Vulcan Brunswick Bowling Pin Company) with Brunswick Bowling and Billiards Corporation to manufacture bowling pins.  The Company, through a wholly-owned subsidiary, had an undivided 50% interest in the joint venture which was accounted for under the equity method of accounting.  Under this method, the Company recorded the investment at its original cost adjusted for 50% of the joint venture's income or loss since formation less any distributions received from the joint venture.  The Company sold this investment in 2004 and also sold the remainder of its bowling pin business at that time.  The sale has been reported as discontinued operations.

NOTE  1 -

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

DERIVATIVE INSTRUMENTS-

The Company has sold short-term option contracts on certain non-dividend paying securities owned by the Company in order to reduce the amount of investment in these securities and to assist in the disposition of such securities.  Option contracts are reported at their fair value as determined by quoted market prices.  Gains and losses on the contracts are recorded in net gain on sale of property, equipment and investments in the statements of income.

INCOME TAXES-

Income tax provision includes the tax effects of all revenue and expense transactions included in the determination of pretax accounting income.  Deferred income tax results from temporary differences in the financial statement basis and tax basis of assets and liabilities.  Tax credits are recognized by a reduction of income tax expense in the periods the credits arise for tax purposes.

COMPREHENSIVE INCOME-

Other comprehensive income is reported in the statement of shareholders’ equity. The Company includes unrealized gains, or losses, on its available-for-sale securities in comprehensive income and accumulated other comprehensive income.

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

NON-QUALIFIED STOCK OPTIONS-

Stock options are accounted for under Accounting Principles Board Opinion ("APB") No. 25, “Accounting for Stock Issued to Employees” and its related interpretations.  Options are granted at a price equal to the market value of a common share on the day of grant, resulting in no compensation expense when the option is issued.  If options are modified after issuance, the Company will recognize compensation expense under the intrinsic value method of APB No. 25.  Statement of Financial Accounting Standards ("SFAS") No. 123, “Accounting for Stock-Based Compensation” prescribes the recognition of compensation expense based on the fair value of options determined on the grant date.  The pro forma disclosures required by SFAS No. 123 are presented in Note 6.

SHIPPING AND HANDLING COSTS-

Shipping and handling costs are included in cost of sales.

ADVERTISING COSTS-

Advertising costs are generally expensed as incurred.

NOTE  1 -

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

NET INCOME PER SHARE-

Net income per share of common stock outstanding is computed on the basis of the weighted average number of common shares outstanding during each year.  Diluted earnings per share includes the effect of stock options outstanding during the year.

INTANGIBLE ASSETS-

The Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets" effective January 1, 2002.  Accordingly, the Company discontinued the amortization of goodwill and evaluates goodwill for potential impairment annually.

RECENT ACCOUNTING PRONOUNCEMENTS-

The Financial Accounting Standards Board has issued SFAS No. 151, “Amendment of ARB 43 on Inventory Costs”, effective after June 15, 2005; SFAS No. 152, “Accounting for Real Estate Time-Sharing Transactions—an amendment of SFAS No. 66 and 67”, effective after June 15, 2005; SFAS No. 153, “Exchanges of Nonmonetary Assets—an amendment of APB Opinion No. 29”, effective after June 15, 2005; and revised SFAS No. 123, Accounting for Stock-Based Compensation, effective after December 15, 2005.  These standards will not have a significant impact on the Company’s financial condition or results of operation.

RECLASSIFICATIONS-

Certain amounts in the 2003 consolidated financial statements have been reclassified to conform to the 2004 presentation.

NOTE  2 -

MARKETABLE SECURITIES

The Company's investments in marketable securities have been classified as available-for-sale securities and are reported at their fair value as determined by quoted market prices as follows:

		Gross	Gross
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

2004	3,565,437
Current	$3,529,258	35,284,913	9,655	38,804,516
Long-term	2,623,283	35,234,847	-	37,858,130
	$6,152,541	70,519,760	9,655	76,662,646

2003
Current	$3,565,437	34,183,094	14,268	37,734,263
Long-term	2,623,283	33,448,712	-	36,071,995
	$6,188,720	67,631,806	14,268	73,806,258

NOTE  2 -

MARKETABLE SECURITIES (Continued)

Unrealized holding gains are included, net of deferred income tax of $23,973,436 and $22,989,963 at December 31, 2004 and 2003, respectively, as a component of shareholders’ equity.  Gross unrealized losses of $9,655 consisted of one security with an unrealized loss greater than twelve months and a fair value of $67,625 at December 31, 2004.  The Company did not recognize any losses from the write-down of securities with unrealized losses greater than twelve months.

The following summarizes gain and losses on marketable securities and call option contract activity for the years ended December 31:

	2004	2003

Realized gains from available-for-sale securities	$ 155,988	432,068
Gross proceeds from sale of available-for-sale securities	192,129	561,697
Net realized and unrealized gains from call option contracts	34,555	192,667
Gross proceeds from call option contracts	42,935	136,922

The Company's marketable securities, at fair market value, are invested as follows: 81% in two financial institutions located in the Midwestern and eastern United States, 18% in twelve communication and utility companies and 1% in other industries.  The Company is subject to the risk that the value of these securities may decline from the recorded fair market values.

NOTE  3 -

INVENTORIES

Inventories at December 31,  were classified as follows:

	2004	2003

Finished goods	$114,846	449,619
Work in process	78,247	26,478
Raw materials	340,340	174,813
Total	$533,433	650,910

As indicated in Note 1, substantially all inventories are stated at cost determined under the last-in, first-out (LIFO) method.  If valued at current replacement cost, inventories would have been approximately $741,000 and $846,000 greater than reported at December 31, 2004 and 2003, respectively.

In the years ended December 31, 2004 and 2003, inventory quantities were reduced. These reductions resulted in liquidations of LIFO inventory quantities carried at lower costs prevailing in prior years as compared with the cost of current purchases.  The inventory reductions decreased 2004 and 2003 cost of sales by approximately $104,500 and $17,800, respectively.

NOTE  4 -

NOTES PAYABLE (Continued)

The Company maintains a revolving credit agreement with its bank that provides for borrowings of up to $6,000,000 through October 31, 2005.  Interest is payable monthly at the lesser of the federal funds rate plus 1.75% or a rate based on the Euro-Rate as determined by the bank in accordance with its usual procedures.  Borrowings under the agreement were $225,000 at December 31, 2004 and $3,892,000 at December 31, 2003 and were secured by certain marketable equity securities.

The weighted average interest rate was 2.40% and 2.49% for the respective years ended December 31, 2004 and 2003.  The interest rate at December 31, 2004 was 3.51%.  Marketable securities pledged as collateral under the agreement had a market value of approximately $28,518,000 at December 31, 2004.

The Company also maintains a revolving credit agreement with its bank, expiring October 31, 2005 that provides for additional short-term borrowings of up to $5,000,000 at the prime rate, secured by certain real and personal property of the Company.

NOTE  5 -

LEASES

The Company leases office space to various tenants under operating leases expiring from 2004 to 2008.

The Company's basis in the property held for lease at December 31, 2004 and 2003 is as follows:

	2004	2003

Land	$37,803	37,803
Building and tenant improvements	891,282	770,249
	929,085	808,052

Less accumulated depreciation and amortization	480,993	476,413
	$448,092	331,639

Minimum future rental income under noncancelable leases as of December 31, 2004, is as follows:

Year ending December 31,
2005	$364,581
2006	390,340
2007	396,724
2008	352,427
2009	165,099
Thereafter	177,527
Total	$1,846,698

NOTE  6 -

EMPLOYEE BENEFIT PLANS

The Company maintains a noncontributory defined benefit pension plan for certain eligible salaried and hourly employees.  The measurement date for obligations and assets is December 31.  The prepaid pension asset is included in other assets.  The funded status and net pension credit recognized in the accompanying consolidated financial statements consisted of:

	2004	2003
Change in projected benefit obligation:
Benefit obligation - January 1,	$8,336,152	8,228,758
Service cost	44,648	40,569
Interest cost	499,757	514,496
Actuarial (gain) loss	187,811	221,669
Benefits paid	(670,821)	(669,340)
Projected benefit obligation – December 31,	8,397,547	8,336,152

Change in plan assets:
Fair value of plan assets – January 1,	11,231,258	10,132,032
Actual return on plan assets	949,667	1,768,566
Benefits paid	(670,821)	(669,340)
Fair value of plan assets - December 31,	11,510,104	11,231,258
Funded status	3,112,557	2,895,106

Unrecognized net gain from actual experience different from that assumed	2,680,493	2,717,023
Prepaid pension expense – December 31,	$5,793,050	5,612,129

Accumulated benefit obligation	$8,086,745	8,007,090

	2004	2003	2002
Components of net periodic benefit costs:
Service cost	$44,648	40,569	37,417
Interest cost	499,757	514,496	519,854
Expected return on plan assets	(869,939)	(782,071)	(953,947)
Recognized net actuarial (gain) loss	144,613	244,777	7,942
Amortization of prior service cost	-	20,597	20,597
Periodic pension (benefit) expense	$(180,921)	38,368	(368,137)

Weighted average assumptions used to determine benefit obligations as of December 31 were as follows:

	2004	2003

Discount rate	6.00%	6.25%
Compensation increase rate	5.00%	5.00%

NOTE  6 -

EMPLOYEE BENEFIT PLANS (Continued)

Weighted average assumptions used to determine the net periodic benefit cost for the years ended December 31 were as follows:

	2004	2003

Discount rate	6.25%	6.50%
Expected long-term rate of return on plan assets	8.00%	8.00%
Compensation increase rate	5.00%	5.00%
Average remaining service period	11 years	11 years

The basis of the long-term rate of return assumption reflects the Plan’s current asset mix of approximately 30% debt securities and 70% equity securities with assumed average annual returns of approximately 5% to 6% for debt securities and 10% to 12% for equity securities.  It is assumed the Plan’s investment portfolio will be adjusted periodically to maintain the current ratios of debt securities and equity securities.  Additional consideration is given to the Plan’s historical returns as well as future long range projections of investment returns for each asset category.

The Plan’s weighted-average asset allocation at December 31, 2004 and 2003 by asset category are as follows:

	2004	2003
Asset Category:
Equity securities	71%	70%
Debt securities	29%	30%

Total	100%	100%

The Company utilizes PNC Advisors Institutional Trust for investment management and as trustee.  The Company has set a target allocation for the investment manager of 70% equities and 30% fixed securities.  There is an acceptable variation of 5% from this target provided that such variation occurs because of market changes.  Further, the Company has advised the manager that, despite such market changes, such variations should be adjusted to the basic targets within a reasonable time-frame.  Equity investments are required to be in a diversified portfolio of Large Cap, Mid Cap, Small Cap and international equities.

Fixed income investments must be “investment grade.”

The Company does not expect to make a contribution to the defined benefit pension plan during the year ending December 31, 2005.

NOTE  6 -

EMPLOYEE BENEFIT PLANS (Continued)

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

Fiscal Years Ending	Expected Benefit Payments
2005	$704,723
2006	708,946
2007	719,617
2008	722,977
2009	704,393
2010-2014	3,232,462

Company contributions to its defined contribution plan were $13,500 in 2004, $13,800 in 2003, and $15,000 in 2002.

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

In November 2001, the Company’s Board of Directors ratified a December 1999 resolution of its executive committee making treasury shares available for purchase by directors, including directors of wholly-owned subsidiaries, at the lowest price for which a sale is made on the date of exercise up to a maximum of 25,000 shares per year.  Shares purchased under this policy may not be transferred for a period of six months to anyone other than the Company, another director, or in the event of the death of the director, to the director's estate.  The resolution provided for said policy to continue until rescinded by the Board of Directors.  In 2004 and 2003 no shares were purchased by directors and in 2002 one director purchased 500 shares.

In 2001 the Company’s Stock Option Committee granted options to the President of the Company to purchase not more than 50,000 shares of treasury stock at $37.24 per share.  These options expire in 2008.  In 2003 the options were modified to decrease the option exercise price to $33.20 per share.  The closing price of the stock on December 31, 2004 was $47.15.  As a result, the Company accrued a liability of $697,500 at December 31, 2004 for additional compensation expense and recognized expense of $170,000 related to the stock options in 2004 and $527,500 related to the stock options in 2003.  No options were exercised under this grant during 2003 or 2004.

The Company applies APB No. 25 and related interpretations in accounting for stock options.  Had compensation expense for the stock options been determined based on the fair value at the grant or modification dates in accordance with SFAS No. 123, the Company’s net income and earnings per share would have been adjusted to the pro forma amounts as follows:

NOTE  6 -

EMPLOYEE BENEFIT PLANS (Continued)

	2004	2003	2002

Net income, as reported	$3,058,253	2,471,765	2,247,227
Add: Stock-option-based employee compensation expense included in reported net income, net of related tax effects	112,200	348,150	-

Deduct: Total stock-option-based Employee compensation expense Determined under fair value based Method, net of related tax effects	-	(162,096)	-
Pro forma net income	$3,170,453	2,657,819	2,247,227

Earnings per share:
As reported
Basic	$3.05	2.46	2.07
Diluted	3.02	2.46	2.07
Pro forma
Basic	3.16	2.65	2.07
Diluted	3.13	2.65	2.07

The fair value was estimated at the date of the grant modification using a Black-Scholes option pricing model.  Pricing model assumptions for 2003 and 2001 respectively, assumed a dividend yield of .6% and 2.15%; expected volatility of 16.1% and 15.2%; risk-free interest rates of 2.75% and 2.81%; and expected lives of 5.5 years and 3 years.

In December 2004 and 2003, the Compensation Committee awarded the President of the Company 2,000 shares of common stock, valued at $87,520 and $81,000, respectively, as additional compensation for his services.

NOTE  7 -

DISCONTINUED OPERATIONS

In December 2003, the Company received an offer from Brunswick Bowling & Billiards Corporation (“Brunswick”) to acquire the Company’s 50% interest in the joint venture.  The Company, in accordance with a buy-sell provision in its partnership agreement with Brunswick, agreed to sell its interest for $2,000,000.  On March 19, 2004 Brunswick purchased the Company’s 50% interest for $2,000,000 and also purchased the Company’s bowling pin business for approximately $720,000. The Company recognized a gain on these transactions of approximately $2,172,000 during the first quarter 2004.  The gain has been reported as a gain on sale of discontinued operations in 2004.

NOTE  7 -

DISCONTINUED OPERATIONS (Continued)

The assets of the discontinued operations consisted of the following:

Accounts receivable	$326,721
Inventory	373,513
Assets of discontinued operations in current assets	700,234
Investment in Joint Venture	37,894
Total	$738,128

Net sales and income (loss) from discontinued operations were as follows:

	2004	2003	2002

Net sales	$400,217	1,919,253	1,995,694
Cost of sales	284,685	1,801,546	1,767,176
General and administrative	60,193	235,836	254,035
	55,339	(118,129)	(25,517)
Joint venture income	-	17,090	351,795
Loss on sale of assets	-	(674)	-
Income (loss) before income tax	55,339	(101,713)	326,278
Income tax (benefit) expense	15,600	(44,496)	106,439
Income (loss) from discontinued operations	$39,739	(57,217)	219,839

NOTE 8 -

INCOME TAXES

Alternative minimum tax credits may be carried forward indefinitely.  In accordance with SFAS No. 109, a deferred tax liability of $158,000 is not recognized for undistributed earnings of a subsidiary arising before 1993.  These earnings will be subject to tax when distributed.  During 2003 the Company generated a net operating loss of $3,394,172 of which, $1,713,900 is being utilized in 2004 with the remainder of $1,680,272 expiring in 2023.  In 2003, the Company had recognized a receivable of $462,425 for expected net operating loss carrybacks to prior years.  Subsequently the Company elected to carry these losses forward for use in the current year.  The Company may be subject to Personal Holding Company tax in 2005.

NOTE 8 -

INCOME TAXES (Continued)

Significant components of the Company's deferred tax liabilities and assets as of December 31 are as follows:

	2004	2003
Deferred tax liabilities:
Excess tax depreciation	$51,946	40,109
Undistributed earnings of domestic subsidiary	200,228	207,618
Other	51,608	78,970
Prepaid pension expense	1,969,637	1,908,124
Unrealized holding gains	23,973,436	22,989,963
Total deferred tax liabilities	26,246,855	25,224,784

Deferred tax assets:
Vacation accruals	26,557	28,106
Allowance for doubtful accounts	36,522	42,220
Investment in joint venture	-	47,300
Accrued other expenses	12,935	82,625
Net operating loss carryforward	571,293	415,113
Stock option expense	237,150	179,350
Alternative minimum tax credit and
general business credit carryforward	1,151,761	1,318,652
Total deferred tax assets	2,036,218	2,113,366
Net deferred tax liabilities	$24,210,637	23,111,418

Significant components of the income tax provision are as follows:

	2004	2003	2002

Current expense (benefit)	$(78,817)	(411,618)	256,197
Deferred expense (benefit)	115,746	868,847	(14,082)
State income tax expense	6,625	-	-
Income tax expense – continuing operations	43,554	457,229	242,115
Income tax expense (benefit) on discontinued operations	15,600	(44,496)	106,439
Income tax expense on gain on sale of discontinued operations	630,200	-	-
Total income tax provision	$689,354	412,733	348,554

NOTE 8 -

INCOME TAXES (Continued)

A reconciliation of income tax at the federal statutory rate of 34% to the income tax provision follows:

	2004	2003	2002

Income taxes from continuing operations
at federal statutory rate	$516,525	1,027,151	776,127
Increase (reduction) in taxes resulting from:
Domestic corporation dividend
received deduction	(586,084)	(546,794)	(531,650)
Unrecognized equity loss
in investment	-	(21,900)	-
Effect of AMT on continuing operations	103,351	-	-
State income tax	6,625	-	-
Other – net	3,137	(1,228)	(2,362)
Income tax provision – continuing operations	43,554	457,229	242,115
Income taxes on discontinued operations and
sale of discontinued operations	645,800	(44,496)	106,439
Total income tax provision	$689,354	412,733	348,554

NOTE 9 -

COMMITMENTS AND CONTINGENCIES

The Company has an interest in a partnership, CCBA, which owns certain real estate. On August 13, 1999 a complaint for money damages, in excess of $25,000, based upon breach of fiduciary duty was filed by the other partner in the Court of Common Pleas in Hamilton County, Ohio.  Essentially, the plaintiff sought an adjustment of the capital account balances which would result in a higher distribution of cash flow to the plaintiff.  The Court of Common Pleas in Hamilton County, Ohio, in 2003, granted summary judgment in the Company’s favor.  On January 6, 2004, the plaintiff appealed this decision.  The Court of Appeals First Appellate District of Ohio, Hamilton County, Ohio upheld the decision of the Court of Common Pleas on October 8, 2004 in favor of the Company.  On November 22, 2004 the plaintiff appealed this decision to the Ohio Supreme Court. The Ohio Supreme Court ruled on February 16, 2005 that they would not hear the case which ends this matter.

CCBA appealed a real estate tax assessment from 1999 that had increased the annual real estate tax and was granted a revision.  During 2001, the local school board appealed the revision and CCBA received a $96,000 refund of the additional tax paid in 1999.  In 2003 the Ohio Board of Tax Appeals ruled in favor of CCBA.  The school board had appealed that ruling to the Ohio Supreme Court.  A settlement agreement and dismissal of the suit was reached in May, 2004. CCBA had recorded a liability of approximately $145,500 related to this issue based on the revised value asserted by the local school board.  CCBA agreed to pay $15,500 in connection with the settlement.  The reversal of this liability resulted in recognition of $130,000 income in 2004.

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

The Company had accrued an estimated liability of $5,294,949, for the judgment,  accrued interest for the past costs and a discounted present value for estimated future costs in connection with the site.  On September 2, 2003 the claims of the United States against the Company for past and future clean-up costs and expenses with respect to the Re-Solve, Inc. Superfund Site in North Dartmouth, Massachusetts were resolved by the docketing of a settlement agreement in the Federal District Court of Massachusetts approved by Senior Federal Judge Roger Keeton.  The settlement provided that the Company pay to the U.S. Department of Justice the amount of $3,800,000 plus interest from November 1, 2002.  The total settlement of $3,846,831 was paid on September 2, 2003 and the Company then recognized income related to the settlement of $1,448,118 reported in environmental remediation costs.  The approved settlement agreement resolves all matters involved in this case.

There may be other potential clean-up liabilities at other sites of which the Company has no specific knowledge.

At December 31, 2004 approximately 43% of the Company’s labor force was subject to collective bargaining agreements which expire in October 2005.

NOTE 10 -

RELATED PARTY TRANSACTIONS

The Company utilizes the services of an attorney, for certain legal matters, who is also a director.  Total fees paid to the director in connection with legal services were $187,800, $142,254 and $105,006 for the respective years ended December 31, 2004, 2003 and 2002. Accounts payable to the director for legal services were $23,739 and $68,132 at December 31, 2004 and 2003, respectively.  The accounts payable is included in the fees paid during the respective years.

NOTE 11 -

FINANCIAL INSTRUMENTS

The carrying amounts of cash, accounts receivable, notes receivable and current liabilities approximate fair value. The fair value of marketable securities and unexpired option contracts was determined based on quoted market prices.  The Company's trade account receivables that were ninety days or more past due amounted to $92,700 and $71,000 at December 31, 2004 and 2003, respectively.  Other advances past due greater than 90 days was $209,200 and $196,278 at December 31, 2004 and 2003, respectively.  These balances result from the operation of the CCBA building.  Management believes there is adequate collateral for these advances.

NOTE 11 -

FINANCIAL INSTRUMENTS (Continued)

Financial instruments which potentially subject the Company to concentrations of credit risk are cash investments which may, at times, exceed federally insured limits, notes receivable and marketable securities.  The Company places its cash investments with high-credit-quality financial institutions. The borrower’s credit worthiness has been evaluated in connection with the note receivable. The Company does not believe significant concentrations of credit risk exists with respect to these financial instruments. Concentrations in marketable securities are as disclosed in Note 2.

NOTE 12 -

BUSINESS SEGMENTS

The Company’s reportable segments are strategic business units that offer different products and services.  They are managed separately because each business requires different technology and marketing strategies.  The Company has two reportable segments: rubber and foam, and real estate operations.  The rubber and foam segment produces foam products, uncured  rubber and other rubber products.  The estate operations segment consists of rental real estate and undeveloped real estate from which income is currently derived from the sale of timber.  Total revenue by segment includes both sales to unaffiliated customers, as reported in the Company's consolidated income statement, and intersegment sales which are accounted for generally at current market prices.  During 2004, the Company sold its bowling pin business and has reported the income and gain on sale as discontinued operations.

The Company sells its products principally within the United States.  Sales in various foreign countries totaled $23,991 in 2004, $390,690 in 2003, and $203,345 in 2002. The Company does not have assets located outside the United States.

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

Identifiable assets are reported for the Company's operations in each segment.  Corporate assets consist principally of cash, marketable securities, notes receivable and prepaid pension expense. To reconcile industry information with consolidated amounts, intersegment sales of $8,795 in 2004, $25,852 in 2003, and $65,423 in 2002 have been eliminated.

More than ten percent of aggregate revenues were derived from certain customers.  The rubber and foam segment had sales to one customer amounting to $1,046,000, $1,564,000 and $914,000 in 2004, 2003 and 2002, respectively and sales to a second customer amounting to $1,191,000 and $1,274,000 in 2004 and 2003 respectively and sales to a third customer amounting to $1,162,000 and $1,117,000 in 2004 and 2003 respectively.

NOTE 12 -

BUSINESS SEGMENTS (Continued)

Information relative to the major segments of the Company's operations follows:

	2004	2003	2002
SALES TO UNAFFILIATED CUSTOMERS:
Rubber and Foam	$7,182,771	7,895,291	6,522,678
Real Estate Operations	876,590	854,839	920,617
	$8,059,361	8,750,130	7,443,295
Discontinued operations - bowling pin segment	$400,217	1,919,253	1,995,694

INTERSEGMENT SALES:
Rubber and Foam	$8,795	25,852	65,423

INTEREST INCOME:
Real Estate Operations	$888	1,913	18,594
Corporate	17,462	13,063	51,417
	$18,350	14,976	70,011

OPERATING PROFIT (LOSS):
Rubber and Foam	$(578,491)	(412,284)	(657,039)
Real Estate Operations	465,577	262,511	324,794
SUBTOTAL	(112,914)	(149,773)	(332,245)

GENERAL CORPORATE INCOME	1,665,507	3,202,802	2,764,553

INTEREST EXPENSE – INTERCOMPANY	(7,328)	(5,593)	(4,959)
INTEREST EXPENSE – OTHER	(26,049)	(61,225)	(157,846)

INCOME BEFORE INCOME TAXES	1,519,216	2,986,211	2,269,503

INCOME TAX PROVISION	43,554	457,229	242,115

NET INCOME FROM CONTINUING OPERATIONS	1,475,662	2,528,982	2,027,388

DISCONTINUED OPERATIONS:
Income (loss) from operations, net of income tax	39,739	(57,217)	219,839

Gain on sale, net of income tax	1,542,852	-	-

NET INCOME	$3,058,253	2,471,765	2,247,227

NOTE 12 -

BUSINESS SEGMENTS (Continued)

	2004	2003	2002
DEPRECIATION AND AMORTIZATION:
Rubber and Foam	$255,972	258,829	250,270
Discontinued Operations	-	651	302
Real Estate Operations	72,331	68,270	78,986
Corporate and Other	53,713	76,156	69,018
	$382,016	403,906	398,576

IDENTIFIABLE ASSETS:
Rubber and Foam	$1,983,540	2,216,169	2,335,395
Bowling Pins	-	1,615,990	1,619,351
Real Estate Operations	967,145	967,948	1,247,906
Corporate and Other	83,830,397	80,739,829	64,413,053
	$86,781,082	85,539,936	69,615,705

CAPITAL EXPENDITURES:
Rubber and Foam	$213,275	51,257	229,322
Real Estate Operations	230,220	-	7,749
	$443,495	51,257	237,071

EQUITY IN JOINT VENTURE INCOME
INCLUDED IN DISCONTINUED
OPERATIONS	$-	17,090	351,795

INVESTMENT IN JOINT VENTURE
INCLUDED IN DISCONTINUED
OPERATIONS ASSETS	$-	37,894	20,805

REVENUES:
Total revenues for reportable segments	$8,059,361	8,750,130	7,443,295
Timber sales included in gain on disposal of
assets on consolidated income statement	(463,708)	(415,677)	(433,057)
TOTAL CONSOLIDATED REVENUES	$7,595,653	8,334,453	7,010,238

NOTE 13 –

COMPUTATION OF NET INCOME PER COMMON SHARE OUTSTANDING:

	2004	2003	2002

Income from continuing operations	$1,475,662	2,528,982	2,027,388
Income (loss) from discontinued operations	1,582,591	(57,217)	219,839
Net income	$3,058,253	2,471,765	2,247,227

Weighted average shares:
Common shares issued	1,999,512	1,999,512	1,999,512

Common treasury shares	995,876	994,832	915,370

Common shares outstanding - basic	1,003,636	1,004,680	1,084,142

Effect of stock options	8,610	-	-

Common shares outstanding - diluted	1,012,246	1,004,680	1,084,142

Earnings (loss) per common share:
Continuing operations - basic	$1.47	2.52	1.87
Discontinued operations - basic	1.58	(0.06)	0.20
	$3.05	2.46	2.07

Continuing operations - diluted	$1.46	2.52	1.87
Discontinued operations - diluted	1.56	(0.06)	0.20
	$3.02	2.46	2.07

Dividends paid per common share	$0.20	0.20	0.80

VULCAN INTERNATIONL CORPORATIONH
Five-Year Record
Selected Financial Data

	2004	2003	2002	2001	2000

Net revenues - continuing operations	$10,082,402	10,654,492	9,309,114	8,877,104	9,529,814
Income from continuing operations before taxes	$1,519,216	2,986,211	2,269,503	3,532,310	1,675,408
Income tax	43,554	457,229	242,115	691,585	36,442
Net income from continuing operations	1,475,662	2,528,982	2,027,388	2,840,725	1,638,966
Income from discontinued operations, net of tax	39,739	(57,217)	219,839	55,473	122,598
Gain on sale of discontinued operations, net of tax	1,542,852	-	-	-	-
Net income	$3,058,253	2,471,765	2,247,227	2,896,198	1,761,564

Income (loss) per common share:
Continuing operations - basic	$1.47	2.52	1.87	2.54	1.48
Discontinued operations - basic	0.04	(0.06)	0.20	0.05	0.11
Gain on disposal of discontinued Operations	1.54	-	-	-	-
Net income (loss)	$3.05	2.46	2.07	2.59	1.59

Dividends per common share	$0.20	0.20	0.80	0.80	0.80

Property, plant and equipment (net)	$1,783,271	1,757,735	2,102,781	2,117,476	2,369,216
Depreciation	382,016	403,906	395,258	381,079	447,401
Current assets	41,316,107	42,029,661	34,104,485	44,333,695	55,493,494
Ratio assets to current liabilities	3.25 to 1	2.59 to 1	2.16 to 1	2.60 to 1	2.54 to 1

Total assets	$86,781,082	85,539,936	69,615,705	89,097,487	111,143,958

Long-term debt	-	-	-	-	-
Accumulated other comprehensive income	46,536,669	44,627,575	34,013,394	46,599,325	60,846,586
Total shareholders' equity	60,955,286	57,114,516	44,160,910	59,220,189	72,959,140

Book value per common share	60.73	56.85	44.04	53.75	64.03

VULCAN INTERNATIONAL CORPORATION
Selected Quarterly Financial Data

	2004
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total

Total revenues (1)	$3,125,873	2,792,336	2,231,000	1,933,193	10,082,402

Gross profit (loss) (1)	195,176	171,020	69,714	(125,719)	310,191
Income (loss): Continuing operations	478,262	391,550	455,926	149,924	1,475,662
Discontinued operations	1,580,938	-	-	1,653	1,582,591
Net income	$2,059,200	391,550	455,926	151,577	3,058,253

Earnings (loss) per share:
Continuing operations	$0.48	0.38	0.45	0.16	1.47
Discontinued operations	1.57	-	-	0.01	1.58
Net income	$2.05	0.38	0.45	0.17	3.05

	2003
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total

Total revenues (1)	$2,240,563	2,840,751	2,756,337	2,816,841	10,654,492

Gross profit (loss) (1)	(23,413)	164,440	140,096	125,498	406,621
Income (loss): Continuing operations	564,977	452,151	1,389,224	122,630	2,528,982
Discontinued operations	38,121	(6,897)	6,418	(94,859)	(57,217)
Net income	$603,098	445,254	1,395,642	27,771	2,471,765

Earnings (loss) per share:
Continuing operations	$0.56	0.45	1.38	0.13	2.52
Discontinued operations	0.04	(0.01)	0.01	(0.10)	(0.06)
Net income	$0.60	0.44	1.39	0.03	2.46

(1)

Represents income from continuing operations, adjusted to give retroactive effect to the disposition of the Bowling Pin Operations.

VULCAN INTERNATIONAL CORPORATION
Corporate Office
300 Delaware Avenue, Suite 1704
Wilmington, Delaware 19801

VULCAN CORPORATION
Sales and Manufacturing
1151 College Street
Clarksville, Tennessee
(800) 251-3415

Directors:
Leonard Aconsky
Deliaan A. Gettler
Edward B. Kerin
Edward Ritter

VULCAN PROPERTY MANAGEMENT CO.
Cincinnati, Ohio
(513) 621-2850

Directors:
Leonard Aconsky
Vernon E. Bachman
John Gabriel
Benjamin Gettler

ACCOUNTING OFFICES
30 Garfield Place, Suite 1040
Cincinnati, Ohio 45202
(513) 621-2850
(800) 447-1146

STOCK TRANSFER AND REGISTAR
Computershare
Investor Services LLC
2 North LaSalle Street
Chicago, Illinois 60602
(888) 294-8217

INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
J.D. Cloud & Co. L.L.P.
Cincinnati, Ohio