Form 10-Q
period 2005-03-31
VULCAN INTERNATIONAL CORP
filed 2005-05-13
CIK 848446

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.   20549

FORM 10-Q

(Mark One)

(  X  )

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

Yes   __  No   _X_

The number of shares outstanding of the issuer's common stock, without par value, as of March 31, 2005 was 983,707 shares.

VULCAN INTERNATIONAL CORPORATION

INDEX

Page No.
Part I - Financial Information

Item 1. Financial Statements

Condensed Consolidated Balance Sheets	1

Condensed Consolidated Statements of Income	2

Condensed Consolidated Statements of Cash Flows	3

Notes to Condensed Consolidated Financial Statements	4 - 10

Report of Independent Registered Public Accounting Firm	11

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3. Quantitative and Qualitative Disclosures about Market Risks	13

Item 4. Controls and Procedures	13

Part II - Other Information

Item 1. Legal Proceedings	14

Item 2. Changes in Securities and Use of Proceeds	14

Item 3. Defaults Upon Senior Securities	14

Item 4. Submission of Matters to a Vote of Security Holders	14

Item 5. Other Information	14

Item 6. Exhibits	14

Signatures	15

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

VULCAN INTERNATIONAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2005	2004
	(Unaudited)
- ASSETS -
CURRENT ASSETS:
Cash	$1,254,682	1,118,621
Marketable securities (at fair market value)	13,884,091	14,267,144
Accounts receivable	694,998	687,531
Inventories	406,152	533,433
Prepaid expense and other	48,770	51,564
Refundable federal income tax	63,138	120,442
TOTAL CURRENT ASSETS	16,351,831	16,778,735

PROPERTY, PLANT AND EQUIPMENT - at cost	15,350,121	11,942,898
Less – Accumulated depreciation and depletion	10,262,339	10,159,627
NET PROPERTY, PLANT AND EQUIPMENT	5,087,782	1,783,271

OTHER ASSETS:
Marketable securities (at fair market value)	56,508,723	62,395,502
Deferred charges and other assets	5,875,508	5,823,574
TOTAL OTHER ASSETS	62,384,231	68,219,076

TOTAL ASSETS	$83,823,844	86,781,082

- LIABILITIES AND SHAREHOLDERS' EQUITY -
CURRENT LIABILITIES:
Notes payable	$3,550,000	225,000
Deferred income tax	2,816,827	3,044,309
Other	1,240,667	1,345,168
TOTAL CURRENT LIABILITIES	7,607,494	4,614,477

OTHER LIABILITIES:
Deferred income tax	19,162,444	21,166,328
Minority interest in partnership	12,621	12,871
Other liabilities	32,120	32,120
TOTAL OTHER LIABILITIES	19,207,185	21,211,319

COMMITMENTS AND CONTINGENCIES	-	-

SHAREHOLDERS' EQUITY:
Capital stock	249,939	249,939
Additional paid-in capital	8,381,445	8,381,445
Retained earnings	33,273,069	33,081,102
Accumulated other comprehensive income	42,398,581	46,536,669
	84,303,034	88,249,155

Less-Common stock in treasury, at cost	27,293,869	27,293,869
TOTAL SHAREHOLDERS’ EQUITY	57,009,165	60,955,286

TOTAL LIABILITIES AND
SHAREHOLDERS’ EQUITY	$83,823,844	86,781,082

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

VULCAN INTERNATIONAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	For the three months ended
	March 31,
	2005	2004
REVENUES:
Net sales	$1,249,860	2,504,350
Dividends and interest	676,016	621,523
TOTAL REVENUES	1,925,876	3,125,873

COST AND EXPENSES:
Cost of sales	1,093,075	1,981,082
Operating expenses	314,480	328,092
General and administrative	461,520	444,614
Interest expense	34,177	25,299
TOTAL COST AND EXPENSES	1,903,252	2,779,087

MINORITY INTEREST	250	3

INCOME BEFORE GAIN ON SALE OF ASSETS	22,874	346,789

NET GAIN ON SALES OF PROPERTY,
EQUIPMENT AND SECURITIES	175,959	325,986

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAX	198,833	672,775

INCOME TAX PROVISION (BENEFIT)	(42,319)	194,513

INCOME FROM CONTINUING OPERATIONS	241,152	478,262

DISCONTINUED OPERATIONS: Income from operations, net of income taxes	-	38,086
Gain on sale of assets, net of income tax	-	1,542,852
INCOME FROM DISCONTINUED OPERATIONS	-	1,580,938

NET INCOME	$241,152	2,059,200

DIVIDEND DECLARED PER COMMON SHARE	$.05	.05

EARNINGS PER COMMON SHARE:
Basic -
Continuing operations	$.25	.48
Discontinued operations	-	1.57
	$.25	2.05

Diluted -
Continuing operations	$.24	.48
Discontinued operations	-	1.57
	$.24	2.05

AVERAGE SHARES OUTSTANDING:
Basic -	$983,707	1,006,619
Diluted -	993,574	1,014,999

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

VULCAN INTERNATIONAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	March 31,	March 31,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Cash received from customers	$1,242,392	2,486,074
Cash paid to suppliers and employees	(1,809,903)	(2,843,874)
Dividends and interest received	676,016	621,523
Interest paid	-	(25,096)
Income tax refunded (paid)	(7,688)	127,955
NET CASH FLOWS FROM OPERATING ACTIVITIES	100,817	366,582

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of property, equipment and securities	166,714	350,117
Purchase of property and equipment	(3,407,285)	(109,282)
Proceeds from sale of discontinued operations	-	2,716,890
Collections on notes receivable and other	-	33,605
NET CASH FLOWS FROM INVESTING ACTIVITIES	(3,240,571)	2,991,330

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings (repayment) under credit agreement	3,325,000	(3,417,000)
Cash dividends paid	(49,185)	(50,335)
NET CASH FLOWS FROM FINANCING ACTIVITIES	3,275,815	(3,467,335)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	136,061	(109,423)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,118,621	1,503,349

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,254,682	1,393,926

RECONCILIATION OF NET INCOME TO NET CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$241,152	2,059,200
Adjustments:
Depreciation and amortization	99,282	79,869
Deferred income taxes	(99,623)	308,359
Minority interest	(250)	(3)
Net gain on sales of property, equipment, securities and discontinued operations	(175,959)	(2,499,038)
(Increase) in accounts receivable	(7,468)	(409,823)
(Increase) decrease in inventories	127,281	(38,102)
Increase (decrease) in accounts payable, accrued expenses and other assets	(83,598)	866,120
NET CASH FLOW FROM OPERATING ACTIVITIES	$100,817	366,582

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

MARKETABLE SECURITIES

The Company's investments in marketable securities have been classified as available-for-sale securities and reported at their fair value as determined by quoted market prices as follows:

		Gross	Gross
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
March 31, 2005
Current	$2,863,738	11,041,279	20,926	13,884,091
Long-term	3,288,803	53,219,920	-	56,508,723
	$6,152,541	64,261,199	20,926	70,392,814

December 31, 2004
Current	$2,863,738	11,413,061	9,655	14,267,144
Long-term	3,288,803	59,106,699	-	62,395,502
	$6,152,541	70,519,760	9,655	76,662,646

During the quarter ended March 31, 2005, the Company reclassified one of its marketable securities from current assets to long-term assets based on management’s intent to hold that security on a long-term basis.  Marketable securities and related deferred income taxes, at December 31, 2004 have been reclassified to conform to the current year presentation.

INVENTORIES

	March 31,	December 31,
	2005	2004
Inventories consisted of:
Finished goods	$64,738	114,846
Work in process	84,088	78,247
Raw materials	257,326	340,340
Total inventories	$406,152	533,433

VULCAN INTERNATIONAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

(Continued)

EARNINGS PER COMMON SHARE

Basic earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding during the period.  Diluted earnings per share is adjusted for the dilutive effects of stock options.  The diluted average number of common shares outstanding has been increased for the assumed exercise of stock options with proceeds used to purchase treasury shares at the average market price for the period.  The computations were as follows for the three months ended March 31:

	2005	2004

Net income from continuing operations	$241,152	478,262
Net income from discontinued operations net of income tax	-	1,580,938
Net income	$241,152	2,059,200

Weighted average number of shares outstanding used in the calculation of basic earnings per common share	983,707	1,006,619
Add - dilutive effect of stock options	9,867	8,380

Adjusted weighted average number of shares outstanding used in the calculation of diluted earnings per common share	993,574	1,014,999

Basic earnings per common share:
Continuing operations	$.25	.48
Discontinued operations	-	1.57
	$.25	2.05

Diluted earnings per common share:
Continuing operations	$.24	.48
Discontinued operations	-	1.57
	$.24	2.05

VULCAN INTERNATIONAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

(Continued

INCOME TAX

The Company is classified as a Personal Holding Company ("PHC") under Internal Revenue Service regulations.  The Company has accrued approximately $49,000 of PHC tax for the quarter ended March 31, 2005.  The Company was not liable for PHC tax in 2004.  The tax benefit in 2005 and 2004 differs from the statutory rates primarily due to the dividends received deduction.

LEGAL MATTERS

CCBA reached a settlement of its real estate tax assessment in May, 2004. CCBA had recorded a liability of approximately $145,500 related to this issue based on the value asserted by the local school board. CCBA agreed to pay $15,500 in connection with the settlement.  The reversal of this liability resulted in recognition of approximately $130,000 of income in 2004 and is reported as an offset to operating expenses in the condensed statement of income.

The Company is involved in other litigation matters and claims which are normal in the course of operations.  Management believes that the resolution of these matters will not have a material effect on the Company's business or financial condition.

VULCAN INTERNATIONAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

(Continued

COMPREHENSIVE INCOME

Total comprehensive income (loss) was as follows:

	For the three months ended March 31,
	2005	2004

Net income	$241,152	2,059,200
Other comprehensive income (loss):
Net unrealized loss on marketable securities (net of tax benefits of $2,131,742 and $610,425 for the three months ended March 31, 2005 and 2004)	(4,138,088)	(1,184,942)

Less: reclassification adjustment for gains included in net income (net of taxes of $53,030 for the three months ended March 31, 2004)	-	(102,941)

Total comprehensive income (loss)	$(3,896,936)	771,317

Accumulated other comprehensive income consists of unrealized holding gains, net of tax, on securities available for sale of $42,398,581 at March 31, 2005 and $46,536,669 at December 31, 2004.

DISCONTINUED OPERATIONS

Brunswick Bowling & Billiards Corporation purchased the Company’s 50% interest in its Joint Venture for $2,000,000 and also purchased the Company’s bowling pin business for approximately $720,000.  The Company recognized a gain on these transactions of approximately $2,172,000 during the first quarter 2004.  The gain has been reported as a gain on sale of discontinued operations in 2004 net of tax of approximately $630,000.

Net sales and income from discontinued operations for the three months ended March 31, 2004 are as follows:

Net sales	$391,546

Income before income taxes	53,686
Income tax expense	(15,600)
Net income	$38,086

VULCAN INTERNATIONAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

(Continued)

STOCK OPTIONS

Options to purchase 50,000 shares of treasury stock, that were modified in 2003 to provide an exercise price of $33.20 per share, were granted to the President of the Company in 2001 and will expire in 2008. The closing price of the stock at March 31, 2005 was $47.40, resulting in additional compensation expense of $12,500 related to these stock options during the first quarter of 2005 as compared to $42,500 in 2004.  No options were exercised under this grant in 2004 or 2005.

The Company applies APB No. 25 and related interpretations in accounting for stock options.  Had compensation expense for the stock option been determined based on the fair value at the grant or modification dates in accordance with SFAS No. 123, the Company’s net income and earnings per share would have been adjusted to the pro forma amounts as follows:

	Three months ended
	March 31,
	2005	2004
Net income, as reported	$241,152	2,059,200

Add: Stock-option-based employee compensation expense included in reported net income, net of related tax effect	8,250	28,050

Pro forma net income	$249,402	2,087,250

Earnings per share:
Basic - as reported	$.25	2.05
Diluted - as reported	.24	2.05
Basic - as pro forma	.25	2.07
Diluted - as pro forma	.25	2.07

VULCAN INTERNATIONAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

(Continued)

POSTRETIREMENT BENEFITS

The Company maintains a noncontributory defined benefit pension plan for certain eligible salaried and hourly employees.  SFAS No. 132 (Revised), "Employees' Disclosure about Pension and Other Postretirement Benefits", requires the components of net periodic pension cost to be disclosed on an interim basis as follows:

Components of net period pension cost for the three months ended March 31 are as follows:

	2005	2004
Service cost	$10,782	11,162
Interest cost	120,578	124,939
Expected return on plan assets	(223,022)	(217,484)
Amortization of net actuarial (gain) loss	33,651	36,153
Net periodic pension cost (benefit)	$(58,011)	(45,230)

The Company previously disclosed in its financial statements for the year ended December 31, 2004 that it did not expect to make a contribution to its pension plan during the year ended December 31, 2005.  As of March 31, 2005, the Company has not made a contribution and does not anticipate making a contribution during the remainder of 2005.

VULCAN INTERNATIONAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

(Continued)

BUSINESS SEGMENT INFORMATION

Reportable segments for the three months ended March 31 are as follows:

	2005	2004
NET SALES FROM CONTINUING OPERATIONS:
Rubber and Foam Products	$1,107,089	2,405,095
Real Estate Operations	294,703	238,219
Intersegment net sales	-	(5,473)
	1,401,792	2,637,841

Timber sales reported in gain on sale of property and equipment	(151,932)	(133,491)

TOTAL SALES FROM CONTINUING OPERATIONS	$1,249,860	2,504,350

OPERATING PROFIT (LOSS) FROM CONTINUING OPERATIONS:
Rubber and Foam Products	$(325,838)	(4,020)
Real Estate Operations	106,499	114,477

TOTAL OPERATING PROFIT (LOSS) FROM CONTINUING OPERATIONS	(219,339)	110,457

Interest expense – net	(34,177)	(25,299)
Other unallocated corporate income-net	452,349	587,617
Income tax (provision) benefit	42,319	(194,513)
INCOME FROM CONTINUING OPERATIONS	241,152	478,262

DISCONTINUED OPERATIONS:
Gain on disposal of division assets, net of income tax	-	1,542,852
Income from operations, net of income tax	-	38,086
NET INCOME	$241,152	2,059,200

REVIEW BY INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The condensed consolidated financial statements at March 31, 2005, and for the three month period then ended have been reviewed, prior to filing, by  the Registrant's independent registered public accounting firm, J.D. Cloud & Co. L.L.P., whose  report covering their review of the financial statements is included in this report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Vulcan International Corporation

Wilmington, Delaware

We have reviewed the accompanying condensed consolidated balance sheet of Vulcan International Corporation and subsidiaries as of March 31, 2005, and the related condensed consolidated statements of income and cash flows for the three month periods ended March 31, 2005 and 2004.  These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States).  A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters.  It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole.  Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying condensed consolidated financial statements for them to be in conformity with U.S. generally accepted accounting principles.

We previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Vulcan International Corporation and subsidiaries as of December 31, 2004, and the related consolidated statements of income, shareholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated February 18, 2005, we expressed an unqualified opinion on those consolidated financial statements.  In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2004, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/J.D. CLOUD & CO. L.L.P.

Certified Public Accountants

Cincinnati, Ohio

May 6, 2005

PART I - FINANCIAL INFORMATION

(Continued)

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of

Operations.

Net sales revenue of the Rubber and Foam Products for the three months ended March 31, 2005, decreased $1,298,006 or 54.0% over the corresponding period in 2004.  Cost of sales decreased $888,008 or 44.8% and operating expenses decreased $13,613 or 4.2% during the three months ended March 31, 2005 compared to the corresponding three month period in 2004. The decreases were mainly due to the continued falloff in sales of uncured, custom-mix rubber in shoe manufacturers for use in military footwear, primarily from the continued reduced purchases by the U.S. Defense Department from such manufacturers.  These changes in the Company's Rubber and Foam segment resulted in an increased loss in that segment.

Net sales revenue in Real Estate Operations increased $38,043 or 36.3% primarily due to the acquisition of a building in 2005.  The operating profit (before taxes) in the Real Estate Operations decreased from $114,477 in 2004 to $106,249 in 2005.  The settlement of the real estate tax assessment resulted in income of $130,000 in 2004.  Operating expenses increased in 2005 due to the additional startup cost with the purchase of the building on January 18, 2005 in downtown Cincinnati.

General and administrative expenses increased $16,906 or 3.8% in the three months ended March 31, 2005 as compared to the corresponding period in 2004.  The increase is due to increases in overall expenses.

Interest expense for the three months ended March 31, 2005 increased $8,878.  The increase is primarily due to increasing interest rates and an increase in short term borrowing.

Net gains on the sales of assets, excluding timber sales were $27,521 for the three months ended March 31, 2005, as compared to $192,495 for the corresponding period in 2004. Gains in 2005 and 2004 were primarily the result of the sale of option contracts and marketable securities.  Timber sales were $151,932 in 2005 and $133,491 in 2004.

Income from discontinued operations, net of income taxes, for the three months ended March 31 2004, was $38,086, as compared to $0 in 2005.  Included in income from discontinued operations for the three months ended March 31, 2004, is an after-tax gain of $1,542,852 on the sale of the bowling pin division.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash requirements during the first quarter of 2005 were funded in part through cash from operating activities, short term borrowing and from the sale of timber and marketable securities.  The cash from these transactions was primarily used in operations.  The Company expects to continue, when necessary, to use short-term borrowings to meet cash requirements not fully provided by earnings, depreciation and amortization. There were approximately $16,000 of commitments for capital expenditures as of March 31, 2005.

PART I - FINANCIAL INFORMATION

(Continued)

Item 3.     Quantitative and Qualitative Disclosures about Market Risks.

MARKETABLE SECURITIES

The fair value of marketable securities has increased $53,242 from March 31, 2005 to April 30, 2005.  At April 30, 2005 the fair value of marketable securities was $70,446,056 as compared to $70,392,814 at March 31, 2005.

The net unrealized holding gain at April 30, 2005 was approximately $42,433,700 net of deferred taxes of approximately $21,859,800.  The Company is subject to the risk that fair value securities could decline in value.

Item 4.     Controls and Procedures

a)  Disclosure controls and procedures.  The Chief Executive Officer and the Principal Financial Officer have carried out an evaluation of the effectiveness of the Company's disclosure controls and procedures that are designed to ensure that information relating to the Company required to be disclosed by the Company in the reports that it files or submits under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.  Based upon this evaluation, these officers have concluded, that as of March 31, 2005, the Company's disclosure controls and procedures were adequate.

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

a . Exhibits

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

Date:  May 13, 2005

By:  /s/Benjamin Gettler

Benjamin Gettler

Chairman of the Board, President

and Chief Executive Officer

Date:  May 13, 2005

By:  /s/Vernon E. Bachman

Vernon E. Bachman

Vice President, Secretary-Treasurer

and Principal Accounting Officer