Form 10-Q
period 2005-06-30
VULCAN INTERNATIONAL CORP
filed 2005-07-29
CIK 848446

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.   20549

FORM 10-Q

(Mark One)

(  X  )

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

Yes   __  No   _X_

The number of shares outstanding of the issuer's common stock, without par value, as of June 30, 2005 was 977,707 shares.

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

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

VULCAN INTERNATIONAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,
	2005	December 31,
	(Unaudited)	2004
- ASSETS -
CURRENT ASSETS:
Cash	$1,106,452	1,118,621
Marketable securities (at fair market value)	13,863,378	14,267,144
Accounts receivable	719,672	687,531
Inventories	261,189	533,433
Prepaid expense	49,119	51,564
Refundable federal income tax	11,425	120,442
TOTAL CURRENT ASSETS	16,011,235	16,778,735

PROPERTY, PLANT AND EQUIPMENT - at cost	15,375,603	11,942,898
Less - Accumulated depreciation and depletion	10,365,745	10,159,627
NET PROPERTY, PLANT AND EQUIPMENT	5,009,858	1,783,271

OTHER ASSETS:
Marketable securities (at fair market value)	58,770,519	62,395,502
Deferred charges and other	5,951,665	5,823,574
TOTAL OTHER ASSETS	64,722,184	68,219,076

TOTAL ASSETS	$85,743,277	86,781,082

- LIABILITIES AND SHAREHOLDERS' EQUITY -
CURRENT LIABILITIES:
Notes payable	$3,200,000	225,000
Deferred income tax	2,684,366	3,044,309
Other	1,536,924	1,345,168
TOTAL CURRENT LIABILITIES	7,421,290	4,614,477

OTHER LIABILITIES:
Deferred income tax	19,932,215	21,166,328
Minority interest in partnerships	12,789	12,871
Other	32,120	32,120
TOTAL OTHER LIABILITIES	19,977,124	21,211,319

COMMITMENTS AND CONTINGENCIES	-	-

SHAREHOLDERS' EQUITY
Capital stock	249,939	249,939
Additional paid-in capital	8,381,445	8,381,445
Retained earnings	33,414,708	33,081,102
Accumulated other comprehensive income	43,877,696	46,536,669
	85,923,788	88,249,155

Less-Common stock in treasury, at cost	27,578,925	27,293,869
TOTAL SHAREHOLDERS’ EQUITY	58,344,863	60,955,286

TOTAL LIABILITIES AND
SHAREHOLDERS’ EQUITY	$85,743,277	86,781,082

The accompanying notes to consolidated financial statements are an integral part of these statements.

VULCAN INTERNATIONAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	Six Months Ended		Three Months Ended
	June 30,		June 30,

	2005	2004	2005	2004
REVENUES:
Rubber and foam products sales	$2,132,279	4,468,356	1,025,190	2,068,734
Timber sales	215,459	226,517	63,527	93,026
Commerical real estate operations	317,162	211,975	174,391	107,247
TOTAL REVENUES	2,664,900	4,906,848	1,263,108	2,269,007

COST AND EXPENSES:
Cost of sales and real estate operations	2,047,305	3,677,489	950,737	1,694,660
Operating expenses	609,940	640,233	295,460	312,141
General and administrative	1,016,435	972,610	554,915	527,996
Interest expense	69,837	25,268	35,660	(31)
TOTAL COST AND EXPENSES	3,743,517	5,315,600	1,836,772	2,534,766

OTHER INCOME:
Dividends and interest	1,346,292	1,237,878	670,276	616,355
Net gain on sale of property and equipment	-	20,500	-	20,500
Net gain on sale of securities	48,705	197,929	21,185	3,687
TOTAL OTHER INCOME	1,394,997	1,456,307	691,461	640,542

INCOME BEFORE INCOME TAXES	316,380	1,047,555	117,797	374,783

INCOME TAX PROVISION (BENEFIT)	(115,265)	177,183	(72,946)	(17,330)

MINORITY INTEREST, NET	82	(560)	(168)	(563)

INCOME FROM CONTINUING
OPERATIONS	431,727	869,812	190,575	391,550

DISCONTINUED OPERATIONS:
Income (loss) from discontinued operations, net of income taxes	-	38,086	-	-
Gain on sale of discontinued operations, net of income taxes of $630,200	-	1,542,852	-	-
INCOME FROM DISCONTINUED
OPERATIONS	-	1,580,938	-	-

NET INCOME	$431,727	2,450,750	190,575	391,550

DIVIDENDS DECLARED PER COMMON
SHARE	$.10	.10	.05	.05

EARNINGS PER COMMON SHARE:
Basic -
Continuing operations	$.44	.86	.19	.38
Discontinued operations	-	1.57	-	-
	$.44	2.43	.19	.38

Diluted -
Continuing operations	$.44	.86	.19	.38
Discontinued operations	-	1.57	-	-
	$.44	2.43	.19	.38

AVERAGE SHARES OUTSTANDING:
Basic -	981,972	1,006,663	980,256	1,006,707
Diluted -	992,123	1,014,909	990,685	1,015,087

The accompanying notes to consolidated financial statements are an integral part of these statements.

- 2 -

VULCAN INTERNATIONAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	June 30,	June 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Cash received from customers	$2,632,759	5,186,507
Cash paid to suppliers and employees	(3,134,267)	(5,347,741)
Dividends and interest received	1,346,292	1,237,879
Income taxes paid	-	(22,046)
Interest paid	(53,342)	(26,022)
NET CASH FLOWS FROM OPERATING ACTIVITIES	791,442	1,028,577

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of property and equipment	-	20,500
Proceeds from sale of securities	37,332	216,625
Purchases of property and equipment	(3,432,766)	(210,630)
Collections on notes receivable and other	-	67,717
Cash received from sale of joint venture	-	2,716,890
NET CASH FLOWS FROM INVESTING ACTIVITIES	(3,395,434)	2,811,102

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings (repayments) under credit agreement	2,975,000	(3,892,000)
Purchase of common shares	(285,056)	-
Cash dividends paid	(98,121)	(100,671)
NET CASH FLOWS FROM FINANCING ACTIVITIES	2,591,823	(3,992,671)

DECREASE IN CASH AND CASH EQUIVALENTS	(12,169)	(152,992)

CASH AND CASH EQUIVALENTS AT BEGINNING
OF PERIOD	1,118,621	1,503,349

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,106,452	1,350,357

RECONCILIATION OF NET INCOME TO NET CASH
FLOWS FROM OPERATING ACTIVITIES:
Net income	$431,727	2,450,750
Adjustment:
Depreciation and amortization	206,179	170,176
Deferred income taxes	(224,282)	216,441
Equity in joint venture and minority interest	(82)	560
Net gain on sale of property	-	(2,193,552)
Net gain on sale of marketable securities	(48,705)	(197,929)
(Increase) in accounts receivable	(32,141)	(111,887)
(Increase) decrease in inventories	272,244	(7,246)
Increase in accounts payable, accrued expenses other assets	186,502	701,264
NET CASH FLOW FROM OPERATING
ACTIVITIES	$791,442	1,028,577

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

MARKETABLE SECURITIES

The Company's investments in marketable securities have been classified as available-for-sale securities and reported at their fair value as determined by quoted market prices.  Management considers the securities classified as long term as not being held for sale.  Securities are  as follows:

		Gross	Gross
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
June 30, 2005
Current	$2,863,738	11,020,414	20,774	13,863,378
Long-term	3,288,803	55,481,716	-	58,770,519
	$6,152,541	66,502,130	20,774	72,633,897

December 31, 2004
Current	$2,863,738	11,413,061	9,655	14,267,144
Long-term	3,288,803	59,106,699	-	62,395,502
	$6,152,541	70,519,760	9,655	76,662,646

INVENTORIES

	June 30,	December 31,
	2005	2004
	(Unaudited)

Inventories consisted of:
Finished goods	$65,303	114,846
Work in process	41,619	78,247
Raw materials	154,267	340,340
Total inventories	$261,189	533,433

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

June 30:

	For the six months		For the three months
	ended June 30,		ended June 30,
	2005	2004	2005	2004
Income from continuing operations	$431,727	869,812	190,575	391,550
Income from discontinued operations, net of income tax	-	1,580,938	-	-
Net income	$431,727	2,450,750	190,575	391,550

Weighted average number of shares outstanding used in the calculation of basic earnings per common share	981,972	1,006,663	980,256	1,006,707
Add - dilutive effect of stock options	10,151	8,246	10,429	8,380

Adjusted weighted average number of shares outstanding used in the calculation of diluted earnings per common share	992,123	1,014,909	990,685	1,015,087

Basic earnings per common share:
Continuing operations	$.44	.86	.19	.38
Discontinued operations	-	1.57	-	-
	$.44	2.43	.19	.38

Diluted earnings per common share:
Continuing operations	$.44	.86	.19	.38
Discontinued operations	-	1.57	-	-
	$.44	2.43	.19	.38

VULCAN INTERNATIONAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

(Continued)

INCOME TAX

The Company is classified as a Personal Holding Company (“PHC”) under Internal Revenue Service regulations.  The Company has accrued approximately $94,000 of PHC tax for the six months ended June 30, 2005. The income tax expense (benefits) in 2005 and 2004 differ from the statutory rates primarily due to the dividends received deduction.

LEGAL MATTERS

CCBA reached a settlement of its real estate tax assessment in May, 2004.  CCBA had previously recorded a liability of approximately $145,500 related to this issue based on the value asserted by the local school board.  CCBA agreed to pay $15,500 in connection with the settlement.  The reversal of this liability resulted in recognition of approximately $130,000 of income in 2004 and is reported as an offset to operating expenses in the condensed statement of income.

The Company is involved in other litigation matters and claims which are normal in the course of operations.  Management believes that the resolution of these matters will not have a material effect on the Company's business or financial condition.

VULCAN INTERNATIONAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

(Continued)

COMPREHENSIVE INCOME

Total comprehensive income (loss) was as follows:

	For the six months		For the three months
	ended June 30,		ended June 30,
	2005	2004	2005	2004

Net income	$431,727	2,450,750	190,575	391,550
Other comprehensive income (loss):
Net unrealized gain (loss) on marketable securities (net of tax benefits of $1,369,774 for the six months ended June 30, 2005 and net of taxes of $761,968 for the three months ended June 30, 2005 and net of tax benefits of $1,265,804 and $655,379 for the six and three months ended June 30, 2004)	(2,658,973)	(2,457,148)	1,479,115	(1,272,206)

Less: reclassification adjustment for gains included in net income (net of taxes of $53,030 for the six months ended June 30, 2004	-	(102,941)	-	-

Total comprehensive income (loss)	$(2,227,246)	(109,339)	1,669,690	(880,656)

Accumulated other comprehensive income consists of unrealized holding gains, net of tax, on securities available for sale of $43,877,696 at June 30, 2005 and $46,536,669 at December 31, 2004.

DISCONTINUED OPERATIONS

Brunswick Bowling & Billiards Corporation purchased the Company’s 50% interest in its Joint Venture for $2,000,000 and also purchased the Company’s bowling pin business for approximately $720,000.

The Company recognized a gain on these transactions of approximately $2,172,000 during the first quarter 2004. The gain has been reported as a gain on sale of discontinued operations in 2004, net of tax of approximately $630,000.

VULCAN INTERNATIONAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

(Continued)

DISCONTINUED OPERATIONS (Continued)

Net sales and income from discontinued operations for the six months ended June 30, 2004 are as follows:

Net sales	$391,546

Income before income taxes	$53,686
Income tax expense	(15,600)
Net income	$38,086

STOCK OPTIONS

Options to purchase not more than 50,000 shares of treasury stock, that were modified in 2003 to provide an exercise price of $33.20 per share, were granted to the President of the Company in 2001 and will expire in 2008.  The closing price of the stock at June 30, 2005 was $49.30, resulting in additional compensation expense of $107,500 related to these stock options in the six month period ended June 30, 2005 as compared to $177,500 in 2004.  No options were exercised under this grant  in 2004 or 2005.

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

VULCAN INTERNATIONAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

(Continued)

STOCK OPTIONS (Continued)

	For the six months		For the three months
	ended June 30,		Ended June 30,
	2005	2004	2005	2004
Net income, as reported	$431,727	2,450,750	190,575	391,550

Add: Stock-option-based employee compensation expense included in income, net of related tax	70,950	117,150	62,700	89,100

Pro forma net income	$502,677	2,567,900	253,275	480,650

Earnings per share:
Basic and diluted – as reported	$.44	2.43	.19	.38
Basic and diluted – as pro forma	$.51	2.55	.26	.48

POSTRETIREMENT BENEFITS

The Company maintains a noncontributory defined benefit pension plan for certain eligible salaried and hourly employees.  SFAS No. 132 (Revised), "Employees' Disclosure about Pension and Other Postretirement Benefits", requires the components of net periodic pension cost to be disclosed on an interim basis as follows:

Components of net period pension cost:

	For the six months		For the three months
	ended June 30,		Ended June 30,
	2005	2004	2005	2004
Service cost	$21,564	22,324	10,782	11,162
Interest cost	241,156	249,878	120,578	124,939
Expected return on plan assets	(446,044)	(434,968)	(223,022)	(217,484)
Amortization of net actuarial loss	67,302	72,306	33,651	36,153
Net period pension cost (benefit)	$(116,022)	(90,460)	(58,011)	(45,230)

VULCAN INTERNATIONAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

(Continued)

POSTRETIREMENT BENEFITS (Continued)

The Company previously disclosed in its financial statements for the year ended December 31, 2004 that it expected not to make any contribution to its pension plan over the year ending December 31, 2005.  As of June 30, 2005, no contributions have been made and the Company anticipates that no contributions will be made during the rest of 2005.

BUSINESS SEGMENT INFORMATION

Reportable segments are as follows:

	For the six months ended		For the threes months ended
	June 30,		ended June 30,
	2005	2004	2005	2004
REVENUES FROM CONTINUING OPERATIONS
Rubber and Foam Products	$2,135,017	4,473,829	1,027,928	2,068,734
Real Estate Operations -
Commercial building	317,162	211,975	174,391	107,247
Timber sales	215,459	226,517	63,527	93,026
Intersegment net sales	(2,738)	(5,473)	(2,738)	-

TOTAL REVENUES FROM CONTINUING OPERATIONS	$2,664,900	4,906,848	1,263,108	2,269,007

OPERATING PROFIT (LOSS) FROM CONTINUING OPERATIONS:
Rubber and Foam Products	$(558,491)	(55,649)	(232,653)	(51,629)
Real Estate Operations -
Commercial building	(34,770)	21,919	(9,800)	22,016
Timber sales	166,690	173,489	35,221	58,915

TOTAL OPERATING PROFIT (LOSS) FROM CONTINUING OPERATIONS	(426,571)	139,759	(207,232)	29,302

VULCAN INTERNATIONAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

(Continued)

BUSINESS SEGMENT INFORMATION (Continued)

	For the six months ended		For the threes months ended
	June 30,		Ended June 30,
	2005	2004	2005	2004

Interest expense	(69,837)	(25,268)	(35,660)	31
Other unallocated corporate income - net	812,870	932,504	360,521	344,887
Income tax benefit (provision)	115,265	(177,183)	72,946	17,330

NET INCOME FROM CONTINUING OPERATIONS	431,727	869,812	190,575	391,550

DISCONTINUED OPERATIONS:
Gain on sale of discontinued operations, net of income taxes	-	1,542,852	-	-
Income (loss) from operations, net of income taxes	-	38,086	-	-

NET INCOME	$431,727	2,450,750	190,575	391,550

REVIEW BY INDEPENDENT ACCOUNTANTS

The condensed consolidated financial statements at June 30, 2005, and for the three and six month periods  then ended have been reviewed, prior to filing, by  the Registrant's independent accountants, J.D. Cloud & Co. L.L.P., whose  report covering their review of the financial statements is included in this report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Vulcan International Corporation

Wilmington, Delaware

We have reviewed the accompanying condensed consolidated balance sheet of Vulcan International Corporation and subsidiaries as of June 30, 2005, and the related condensed consolidated statements of income for the six-month and three-month periods ended June 30, 2005 and 2004 and condensed statements of cash flows for the six-month periods then ended.  These financial statements are the responsibility of the Company's management.

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

We previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Vulcan International Corporation and subsidiaries as of December 31, 2004 and the related consolidated statements of income, shareholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated February 18, 2005, we expressed an unqualified opinion on those consolidated financial statements.  In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2004, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ J.D. CLOUD & CO. L.L.P.

Certified Public Accountants

Cincinnati, Ohio

July 25, 2005

PART I - FINANCIAL INFORMATION

(Continued)

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of

Operations.

Net sales of Rubber and Foam Products for the six months ended June 30, 2005, decreased $2,336,077 or 52.3% over the corresponding period in 2004.  Cost of sales and operating expenses decreased $1,829,128 or 44.1% during the six months ended June 30, 2005 compared to the corresponding six month period in 2004.  Net sales for the second quarter of 2005 decreased $1,043,544 or 50.4%.  Cost of sales and operating expenses decreased $864,594 or 43.1% in the second quarter compared to the corresponding quarter in 2004.  The changes for the six months and three months ended June 30, 2005 are entirely due to a drastic falloff of sales of uncured, custom-mix rubber to shoe manufacturers for use in military footwear, primarily as a result of reduced purchases by the U.S. Defense Department from such manufacturers.  The reduction in sales in the Company's Rubber and Foam segment resulted in the increased loss of that segment.  Management does not expect a change in this situation in 2005.

Revenue in the Commercial Real Estate Operations increased $105,187 or 49.6% during the six months ended June 30, 2005 as compared to the corresponding six-month period in 2004.  Revenue for the second quarter ended June 30, 2005 increased $67,144 or 62.6% over the corresponding period in 2004.  Operating expenses related to commercial real estate increased $168,651 or 101.3% in the six months ended June 30, 2005 compared to the six month period in 2004.  Operating expenses for the second quarter ended June 30, 2005 increased $103,990 or 144.7% compared to the same period in 2004.  The increases are associated with the purchase of the new building in January, 2005.

Timber sales were $215,459 for the six months ended June 30, 2005 compared to $226,517 for the same period in 2004.  Timber sales for the three months ended June 30, 2005 were $63,527 as compared to $93,026 in 2004.  Timber sales are related to selective harvesting of timber on undeveloped land owned by the Company.  Changes in sales are related to demand for timber and weather conditions permitting the logging of timber.

General and administrative expenses increased $43,825 or 4.5% in the six months ended June 30, 2005, as compared to the corresponding six-month period in 2004.  General and administrative expenses for the second quarter of 2005 increased $26,919 or 5.1% compared to the corresponding quarter in 2004.  Compensation expense related to accruing for estimated year end bonuses accounted for the increase in general and administrative expenses for the quarter and six months ended June 30, 2005.

Interest expense for the six months ended June 30, 2005 increased $44,569.  Interest expense for the three months ended June 30, 2005 increased $35,691.  The increases in interest expense are due to the borrowing for the purchase of the building in January, 2005.

Net gains on the sales of property, equipment and securities were $48,705 for the six months ended June 30, 2005, as compared to $218,429 for the corresponding period in 2004 due primarily to the sale of two securities from the Company's marketable securities portfolio in 2004.  Gain on sale of property, equipment and securities for the second quarter of 2005 were $21,185 as compared to $24,187 for the same period in 2004.

PART I - FINANCIAL INFORMATION

(Continued)

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash requirements during the second quarter of 2005 were funded in part through earnings as well as from the sale of timber, equipment and marketable securities.  The cash from these transactions was primarily used in operations. The Company expects to continue, when necessary, to use short-term borrowings to meet cash requirements not fully provided by earnings.  There were approximately $22,000 of commitments for capital expenditures as of June 30, 2005.

During the six months ended June 30, 2004, 2000 shares of treasury stock valued at $81,000 were issued to the President as bonus compensation.

Item 3.     Quantitative and Qualitative Disclosures about Market Risks.

MARKETABLE SECURITIES

The fair value of marketable securities has decreased $1,901,448 from December 31, 2004 to July 22, 2005.  At July 22, 2005 the fair value of marketable securities was $74,761,198 as compared to $72,633,897 at June 30, 2005.

The net unrealized holding gain at July 22, 2005 was approximately $45,282,000, net of deferred taxes of approximately $23,327,000.  The Company is subject to the risk that the fair value securities could decline further.

Item 4.     Controls and Procedures

a)  Disclosure controls and procedures.  The Chief Executive Officer and the Principal Financial Officer have carried out an evaluation of the effectiveness of the Company's disclosure controls and procedures that are designed to ensure that information relating to the Company required to be disclosed by the Company in the reports that it files or submits under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.  Based upon this evaluation, these officers have concluded, that as of June 30, 2005, the Company's disclosure controls and procedures were effective.

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

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings – Not applicable

Item 2. Changes in Securities and Use of Proceeds -

On May 11, 2005, the shareholders approved and ratified a Board Resolution authorizing the purchase of up to 100,000 shares of the Company's outstanding common stock at such times as the President may determine are in the best interest of the Company.  The following table shows information relating to the repurchase of shares under this, and the previous, resolution:

			Total number of shares	Maximum number of
			purchased as part of	that may yet be
	Total shares	Average price	publicly announced	purchased under the
	purchased	paid per share	plans or programs	plans or programs

May 2, 2005	5,000	$47.151	5,000	70,000
May 11,2005	-	-	-	100,000
June 17, 2005	1,000	$49.300	1,000	99,000
	6,000		6,000	99,000

Item 3. Defaults Upon Senior Securities - Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders -

The Annual Meeting of the shareholders of Vulcan International Corporation was held on May 11, 2005.  The following matters were voted upon:

a.

The following members of the Board of Directors of Vulcan International Corporation were elected as directors by the votes indicated:

Director	For	Against
Leonard Aconsky	929,971	1,019
Benjamin Gettler	865,902	65,088
Thomas D. Gettler	874,027	56,963
Edward B. Kerin	925,971	5,019
Warren C. Falberg	925,971	5,019

b.

Approval and ratification of all purchases of Company stock by the Company since May 13, 2004, and approval and ratification of the action of the Board of Directors at its May 11, 2005 meeting authorizing the purchase of up to 100,000 shares of the Company at such times as the President may determine are in the best interest of the Company:

For	Against
930,990	None

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

Date:  July 28, 2005

By:  /s/Benjamin Gettler

Benjamin Gettler

Chairman of the Board, President

and Chief Executive Officer

Date:  July 28, 2005

By:  /s/Vernon E. Bachman

Vernon E. Bachman

Vice President, Secretary-Treasurer

and Principal Accounting Officer